Form 10-Q
period 1998-01-10
RANDALLS FOOD MARKETS INC
filed 1998-02-26
CIK 1042564

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                        ------------------------------
                                   FORM 10-Q
                        ------------------------------


           (MARK ONE)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED JANUARY 10, 1998

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ____________ TO __________


               Commission File number 333-35457
                                      ---------

            ------------------------------------------------------
                         RANDALL'S FOOD MARKETS, INC.
            (Exact name of registrant as specified in its charter)
            ------------------------------------------------------


                       Texas                            74-2134840
            -------------------------------         -------------------
            (State or other jurisdiction of           (I.R.S. Employer
            incorporation or organization)          Identification No.)

                     3663 Briarpark, Houston, Texas  77042
          -----------------------------------------------------------
          Address of principal executive offices (including zip code)

                                 (713) 268-3500
              --------------------------------------------------
              Registrant's telephone number, including area code


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes ( )  No (X)

The number of shares outstanding of the registrant's common stock, par value $0.25 per share, as of January 31, 1998 was 30,116,323 shares

                         RANDALL'S FOOD MARKETS, INC.

                                     INDEX

                                                                                          PAGE NO.
                                                                                          --------

PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements:

               Condensed Consolidated Balance Sheets at January 10, 1998 and
                 June 28, 1997                                                                2

               Condensed Consolidated Statements of Operations for the Twenty-eight (28)
                 and Twelve (12) Week Periods Ended January 10, 1998 and January 11, 1997     3

               Condensed Consolidated Statements of Cash Flows for the Twenty-eight (28)
                 Week Periods Ended January 10, 1998 and January 11, 1997                     4

               Notes to Condensed Consolidated Financial Statements                           5

     Item 2.   Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                        8

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                                             12
     Item 2.   Changes in Securities                                                         14

SIGNATURES                                                                                   15

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

RANDALL'S FOOD MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JANUARY 10, 1998 AND JUNE 28, 1997
(IN THOUSANDS)
(UNAUDITED)

                                                                   JANUARY 10,     JUNE 28,
                                                                      1998           1997
                                                                      ----           ----
ASSETS
Current Assets:
  Cash and cash equivalents                                        $    47,785    $    23,115
  Receivables, net                                                      48,450         44,664
  Merchandise inventories                                              173,753        164,174
  Prepaid expenses and other                                            11,234          9,703
  Deferred tax assets                                                   15,029         21,109
                                                                   -----------    -----------
      Total current assets                                             296,251        262,765

Property and equipment, net                                            313,697        336,548
Goodwill, net                                                          220,913        224,350
Other Assets, net                                                       38,965         38,711
                                                                   -----------    -----------
                                                                   $   869,826    $   862,374
                                                                   -----------    -----------
                                                                   -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt and
    capitalized lease obligations                                  $     4,830    $     4,940
  Accounts payable                                                     119,536        112,026
  Accrued expenses and other                                           133,687        131,736
  Accrued income taxes                                                   7,311          2,634
                                                                   -----------    -----------
      Total current liabilities                                        265,364        251,336
  Long-term debt, net of current maturities                            276,515        279,729
  Obligations under capital leases, net of
    current maturities                                                  62,873         77,479
  Deferred income tax liability                                          6,837         11,067
  Other liabilities                                                     28,235         24,400
                                                                   -----------    -----------
      Total liabilities                                                639,824        644,011
                                                                   -----------    -----------

COMMITMENTS & CONTINGENCIES  (See Note 4)
REDEEMABLE COMMON STOCK, $10.95 and $12.11 redemption value,
  413,022 and 413,022 shares issued and outstanding, respectively        4,523          5,002
                                                                   -----------    -----------

STOCKHOLDERS' EQUITY:
Common stock, $0.25 par value 30,118,308 and 29,714,261 shares
  issued and outstanding, respectively                                   7,427          7,326
  Additional paid-in capital                                           174,214        169,823
  Stockholders' notes receivable                                        (3,430)             0
  Retained earnings                                                     48,275         36,212
  Restricted common stock                                                 (785)             0
  Treasury stock                                                          (222)             0
                                                                   -----------    -----------
      Total stockholders' equity                                       225,479        213,361
                                                                   -----------    -----------
                                                                   $   869,826    $   862,374
                                                                   -----------    -----------
                                                                   -----------    -----------

                      The accompanying notes are an integral part of these
                               consolidated financial statements.

RANDALL'S FOOD MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE TWENTY-EIGHT AND TWELVE WEEK PERIODS ENDED
JANUARY 10, 1998 AND JANUARY 11, 1997
(IN THOUSANDS)
(UNAUDITED)

                                               28 WEEKS ENDED             12 WEEKS ENDED
                                          ------------------------   -------------------------
                                          JANUARY 10,  JANUARY 11,   JANUARY 10,   JANUARY 11,
                                             1998         1997          1998          1997
                                             ----         ----          ----          ----
NET SALES                                 $1,299,293   $1,259,046     $579,916      $575,341
COSTS OF SALES                               945,645      920,643      422,706       419,719
                                          ----------   ----------     --------      --------

GROSS PROFIT                                 353,648      338,403      157,210       155,622

OPERATING EXPENSES:
   Store operating, selling and
      administrative expenses                287,938      283,033      124,663       128,124
   Depreciation and amortization              26,309       23,882       11,192        10,568
                                          ----------   ----------     --------      --------
          Total operating expenses           314,247      306,915      135,855       138,692
                                          ----------   ----------     --------      --------

OPERATING INCOME                              39,401       31,488       21,355        16,930
INTEREST EXPENSE, net                         18,013       19,851        7,491         8,689
                                          ----------   ----------     --------      --------

INCOME BEFORE INCOME TAXES                    21,388       11,637       13,864         8,241
PROVISION FOR INCOME TAXES                    (9,799)      (5,879)      (6,019)       (3,691)
                                          ----------   ----------     --------      --------

NET INCOME                                $   11,589   $    5,758     $  7,845      $  4,550
                                          ----------   ----------     --------      --------
                                          ----------   ----------     --------      --------

                    The accompanying notes are an integral part of these consolidated financial statements.

RANDALL'S FOOD MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWENTY-EIGHT WEEK PERIODS ENDED
JANUARY 10, 1998 AND JANUARY 11, 1997
(IN THOUSANDS)
(UNAUDITED)

                                                                         28 WEEKS ENDED
                                                                   -------------------------
                                                                   JANUARY 10,   JANUARY 11,
                                                                      1998          1997
                                                                      ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $ 11,589      $  5,758
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                   26,309        23,882
      Amortization of debt issuance costs                              1,100             -
      LIFO reserve                                                     1,190         1,129
      Deferred tax benefit (provision)                                 1,850        (1,625)
      Other                                                             (822)          149
      Change in assets and liabilities, net                            9,152        26,045
                                                                    --------      --------
          Net cash provided by operating activities                   50,368        55,338
                                                                    --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                               (44,770)      (41,112)
   Proceeds from sale of assets                                       22,902        32,124
   Other                                                               1,278           169
                                                                    --------      --------
          Net cash (used) in investing activities                    (20,590)       (8,819)
                                                                    --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayment of debt                                              (3,199)      (23,245)
   Additions to (reductions in) obligations under capital lease       (2,111)        6,848
   Other                                                                 202        (1,061)
                                                                    --------      --------
          Net cash (used in) financing activities                     (5,108)      (17,458)
                                                                    --------      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             24,670        29,061
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        23,115        31,686
                                                                    --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 47,785      $ 60,747
                                                                    --------      --------
                                                                    --------      --------


                    The accompanying notes are an integral part of these consolidated financial statements.

RANDALL'S FOOD MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TWENTY-EIGHT AND TWELVE WEEK PERIODS ENDED
JANUARY 10, 1998 AND JANUARY 11, 1997 (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated balance sheet of Randall's Food Markets, Inc. and subsidiaries (the "Company") at June 28, 1997 has been derived from the Company's audited financial statements at that date. The condensed consolidated balance sheet at January 10, 1998, the condensed consolidated statements of operations for the twenty-eight and twelve week periods ended January 10, 1998 and January 11, 1997 and the condensed consolidated statements of cash flows for the twenty-eight week periods ended January 10, 1998 and January 11, 1997 are unaudited. In the opinion of management, such condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated financial position and results of operations of the Company for the interim periods. Operating results for the twenty-eight and twelve week periods ended January 10, 1998 are not necessarily indicative of the operating results that may be expected for a full fiscal year.

     Certain information and footnote disclosures normally included in annual financial statements presented in accordance with generally accepted accounting principles have been omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form S-4 as declared effective by the Securities and Exchange Commission on January 12, 1998 (Registration No. 333-35457).


2.   STORE CLOSING COSTS

   During the fiscal year ended June 28, 1997 ("Fiscal Year 1997"), the Company recorded a charge of approximately $32.8 million in connection with the closure, replacement or sale of certain of its stores. Such charge included estimated inventory losses of approximately $3.0 million (included in cost of sales during Fiscal Year 1997), estimated lease termination costs of approximately $11.7 million and asset write-offs of approximately $18.1 million (included in operating expenses during Fiscal Year 1997). Approximately $3.7 million of such charge related to stores that were closed or sold in Fiscal Year 1997 and approximately $29.1 million related to stores the Company plans to close, replace or sell during the fiscal years ending June 27, 1998 and June 26, 1999. During the twenty-eight weeks ended January 10, 1998, the Company closed eight stores and charged approximately $4.0 million of related closure costs against the accrual recorded in connection with the charge in Fiscal Year 1997.


3.   STOCK PURCHASE AND OPTION PLAN

   During the 28 weeks ended January 10, 1998, the Company adopted the 1997 Stock Purchase and Option Plan for Key Employees of Randall's Food Markets, Inc. and Subsidiaries (the "1997 Plan"). The 1997 Plan authorizes grants of stock and stock options covering 2.4 million shares of the Company's common stock. Grants or awards under the 1997 Plan may take the form of purchased stock, restricted stock, incentive or non-qualified stock options, or other types of rights specified in the 1997 Plan and are typically issued at prices greater than or equal to the fair market value of the Company's common stock at the time of such grants and awards.

   During the twenty-eight weeks ended January 10, 1998, the Company sold approximately 318,000 shares of common stock under the 1997 Plan to key executives and certain members of management at a price of $12.11 per share. As consideration, the Company accepted payment of cash or a combination of cash and notes receivable from the purchasers. The notes receivable bear interest at 6.1% per annum. At January 10, 1998, the Company held notes receivable from management stockholders in the aggregate amount of approximately $3.4 million. These notes receivable are shown as a reduction of stockholders' equity in the accompanying condensed consolidated balance sheet.


4. CONTINGENCIES

   Following the Company's acquisition of Cullum Companies, Inc. ("Cullum") in August 1992, the Company terminated Cullum's Management Security Plan for Cullum Companies, Inc. ("the MSP"). In respect of such termination, the Company paid MSP participants the greater of (i) the amount of such participant's deferral or (ii) the net present value of the participant's accrued benefit, based upon the participant's current salary, age and years of service. Thirty-five of the former MSP participants have instituted a claim against the Company on behalf of all persons who were participants in the MSP on its date of termination (which is alleged by plaintiffs to be approximately 250 persons). On May 7, 1997, the plaintiffs filed an amended complaint for the court to recognize their action as a class action, to recover additional amounts under the MSP, for a declaration of rights under an employee pension benefit plan and for breach of fiduciary duty. The plaintiffs assert that the yearly plan agreement executed by each participant in the MSP was a contract for a specified retirement and death benefit set forth in such plan agreements and that such benefits were vested and nonforfeitable. A pre-trial order in the MSP litigation, which was submitted to the court on October 22, 1997, states that an expert for the plaintiffs, assuming class certification, may testify that the damages allegedly sustained by the plaintiff class may range from approximately $18.0 million to $37.2 million and, assuming that a court were to award additional damages based on a rate of return achieved by an equity index over the relevant period, such damages may range from approximately $37.4 million to $70.6 million. On December 30, 1997, the court issued an order denying the plaintiffs' summary judgment motion on the plaintiffs' claim that the MSP was not an exempt "top hat plan" (a plan which is unfunded and maintained by an employer primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees). The order also granted the Company's summary judgment motions on two of the plaintiffs' ancillary claims, but did not address the plaintiffs' request for certification as a class action. The judge scheduled a pre-trial conference with the parties for January 22, 1998 which has subsequently been rescheduled to May 28, 1998. The Company currently expects the trial to commence in calendar year 1998. Based upon current facts, the Company is unable to estimate any meaningful range of possible loss that could result from an unfavorable outcome of the MSP litigation. It is possible that the Company's results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially affected by an ultimate unfavorable outcome of the MSP litigation. However, the Company intends to vigorously contest the MSP claim and, although there can be no assurance, management currently does not anticipate an unfavorable outcome based on management's independent analysis of the facts relating to such litigation.

   On July 30, 1997, the Company initiated an arbitration proceeding against Fleming Companies, Inc. ("Fleming"), one of its long-time suppliers. In the action, the Company alleges, among other things, that Fleming violated the terms of a supply agreement signed in 1993. Under the terms of the supply agreement, the Company was to purchase groceries and other items at Fleming's cost, plus a small markup. Among the violations alleged by the Company are claims that Fleming wrongfully manipulated its costing procedures, which resulted in overcharges, and then unilaterally changed the overall pricing formula. Additionally, the Company alleged that Fleming failed to provide supporting documentation for purchases as required under the contract. Since 1993 when the supply agreement was signed, the Company has purchased approximately $2.3 billion in products from Fleming. Based on the supporting documents provided to the Company by Fleming to date, the Company will be seeking a substantial amount of damages from Fleming and termination of the supply agreement. Fleming has filed an answer denying each allegation and a counterclaim alleging that the Company failed to purchase the quantities required by the supply agreement.

   The Company is involved in other various claims and disputes arising in the normal course of business. Management is not currently able to estimate the range of possible loss, if any, that may result from such matters. However, management believes that the Company has meritorious defenses and/or insurance coverage against such matters and does not believe that the outcome of any such proceedings will have a material effect on the Company's results of operations, financial condition or cash flow.


5. RECENT PRONOUNCEMENTS

   In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement on Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income", which requires the reporting and display of comprehensive income and its components in an entity's financial statements. SFAS No. 130 is not expected to materially impact the Company's financial statements. In June 1997 the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which specifies revised guidelines for determining an entity's operating segments and the type and level of financial information required to be disclosed. Management believes that the implementation of SFAS No. 131 will not have a significant impact on the Company's financial statements. The Company is required to adopt SFAS No. 130 and SFAS No. 131 in its fiscal year ending June 26, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis of the results of operations of the Company covers certain periods before completion of certain financings and related transactions whereby RFM Acquisition LLC ("RFM Acquisition"), a Delaware limited liability company organized at the direction of Kohlberg Kravis Roberts & Co., L.P., invested $225.0 million in the Company, as consideration for the Company's issuance to RFM Acquisition of 18,579,686 shares of the Company's common stock, par value $0.25 per share (the "Common Stock") and a 25-year option to purchase 3,606,881 shares of Common Stock at $12.11 per share, subject to adjustments (including the related financings and related transactions, the "Recapitalization"). Accordingly, the discussion and analysis of periods for the 28 weeks ended January 11, 1997 and the 12 weeks ended January 11, 1997 do not reflect the significant impact that the Recapitalization, has had and will continue to have on the Company. However, since the Recapitalization occurred prior to the close of the fiscal year ending June 28, 1997 ("Fiscal Year 1997"), the balance sheet of the Company as of June 28, 1997, and hence the discussion of liquidity and capital resources, reflects the impact of the Recapitalization. See the discussion below under "Liquidity and Capital Resources" for further discussion relating to the impact that the Recapitalization had and may in the future have on the Company.

     The Company operates a chain of 114 supermarkets primarily under the RANDALLS and TOM THUMB banners in the Houston, Dallas/Fort Worth and Austin metropolitan areas. The Company operates on a 52 or 53 week fiscal year ending on the last Saturday of each June. Same store sales is defined as net sales for stores in operation in each of the entire current fiscal period and the comparable period of the prior fiscal year. Replacement stores are included in the same store sales calculation. A replacement store is defined as a store that is opened to replace a store that is closed nearby. At the close of Fiscal Year 1997, the Company recorded a charge of $32.8 million relating to
stores to be closed, replaced or sold.   During the twenty-eight weeks ended
January 10, 1998, the Company closed, replaced or sold eight stores.

Presented below is a table showing the percentage of net sales represented by certain items in the Company's consolidated condensed statements of operations (dollars in thousands):

                                   28 WEEKS ENDED       28 WEEKS ENDED      12 WEEKS ENDED      12 WEEKS ENDED
                                  JANUARY 10, 1998     JANUARY 11, 1997    JANUARY 10, 1998    JANUARY 11, 1997
                                 ------------------   ------------------   ----------------    ----------------
Net sales                        $1,299,293  100.0%   $1,259,046  100.0%   $579,916  100.0%    $575,341  100.0%
Cost of sales                       945,645   72.8%      920,643   73.1%    422,706   72.9%     419,719   73.0%
                                 ----------           ----------           --------            --------
Gross profit                        353,648   27.2%      338,403   26.9%    157,210   27.1%     155,622   27.0%
Store operating, selling and
 administrative expenses            287,938   22.2%      283,033   22.5%    124,663   21.5%     128,124   22.3%
EBITDA                               65,710    5.1%       55,370    4.4%     32,547    5.6%      27,498    4.8%
Depreciation and amortization        26,309    2.0%       23,882    1.9%     11,192    1.9%      10,568    1.8%
Operating Income                     39,401    3.0%       31,488    2.5%     21,355    3.7%      16,930    2.9%
Interest expense, net                18,013    1.4%       19,851    1.6%      7,491    1.3%       8,689    1.5%
(Provision) for income taxes         (9,799)  (0.8%)      (5,879)  (0.5%)    (6,019)  (1.0%)     (3,691)  (0.6%)
Net income                       $   11,589    0.9%   $    5,758    0.5%   $  7,845    1.4%    $  4,550    0.8%

FISCAL YEAR TO DATE 1998 COMPARED TO FISCAL YEAR TO DATE 1997

NET SALES - Net sales for the twenty-eight weeks ended January 10, 1998 ("Fiscal Year to Date 1998") increased by $40.2 million (3.2%) compared to the twenty-eight weeks ended January 11, 1997 ("Fiscal Year to Date 1997"). Such increase is partially attributable to additional sales of $62.2 million generated from the opening of one new store during Fiscal Year to Date 1998 and the operation during such period of six stores (excluding four replacement stores) opened during the fiscal year ended June 28, 1997 ("Fiscal Year 1997") which were not in operation during the comparable period. In addition, the Company experienced an increase in same store sales of approximately $19.6 million in Fiscal Year to Date 1998 as compared to Fiscal Year to Date 1997. These increases were offset by a decline of approximately $41.6 million generated from the closing of eight stores during Fiscal Year to Date 1998 and five stores (excluding four replacement stores) in Fiscal Year 1997 which were operating during Fiscal
Year to Date 1997.

   Net sales during the 12 weeks ended January 10, 1998 ("Second Quarter 1998") increased by $4.6 million, or 0.8%, as compared to the 12 weeks ended January 11, 1997 ("Second Quarter 1997"). Such increase is partially attributable to additional sales of approximately $20.8 million generated from the opening of one new store during Fiscal Year to Date 1998 and the operation during Second Quarter 1998 of four stores (excluding four replacement stores) opened during Fiscal Year 1997 which were not in operation during the comparable period. In addition, the Company experienced an increase in same store sales of approximately $9.8 million during Second Quarter 1998 as compared to Second Quarter 1997. These increases were offset by a decline of $26.0 million resulting from the closing of eight stores during Fiscal Year to Date 1998 and one store (excluding four replacement stores) in Fiscal Year 1997 which was operating during Second Quarter 1997.

   The Company's trend in same store sales has improved from decreases of approximately 3.6% and 1.3% during the first and second fiscal quarters, respectively, of Fiscal Year 1997 to increases of approximately 2.0% and 1.8%, respectively, during the corresponding quarters of Fiscal Year to Date 1998. This improvement has resulted from the success of the frequent shopper program introduced in October 1996, other marketing and operational initiatives and the contribution of four replacement stores.

   The Company cannot predict whether the improvement in the trend in same store sales that has occurred in Fiscal Year to Date 1998 will continue in future periods, and as a result, there can be no assurance that such trend will continue or will not be reversed in future periods.

GROSS PROFIT - Gross profit for Fiscal Year to Date 1998 and Second Quarter 1998 increased by $15.3 million (4.5%) and $1.6 million (1.0%), respectively, compared to the corresponding periods of the prior year. The dollar increase in gross profit is primarily attributable to the increased sales volume during the Fiscal Year 1998 periods. Gross profit as a percentage of net sales increased to 27.2% for Fiscal Year to Date 1998 from 26.9% for Fiscal Year to Date 1997 and increased to 27.1% for Second Quarter 1998 from 27.0% for Second Quarter 1997. Such increases are primarily due to more effective promotional efforts and higher gross margins at new and replacement stores. Such higher gross margins at new and replacement stores are due primarily to their more expansive specialty departments and broader range of products and services.

STORE OPERATING, SELLING AND ADMINISTRATIVE EXPENSES - Store operating, selling and administrative expenses increased $4.9 million (1.7%) during Fiscal Year to Date 1998 and decreased $3.5 million (2.7%) during Second Quarter 1998 compared to the same periods of the prior year. Store operating, selling and administrative expenses as a percentage of net sales decreased to 22.2% for Fiscal Year to Date 1998 from 22.5% for Fiscal Year to Date 1997 and decreased to 21.5% for Second Quarter 1998 from 22.3% for Second Quarter 1997. Such decrease as a percentage of net sales is due primarily to the Company's expense management efforts.

EBITDA (EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION EXPENSES) AND OPERATING INCOME - EBITDA for Fiscal Year to Date 1998 and Second Quarter 1998 increased by $10.3 million (18.7%) and $5.1 million (18.4%), respectively, compared to the same periods of the prior year. EBITDA as a percentage of net sales increased to 5.1% for Fiscal Year to Date 1998 from 4.4% for Fiscal Year to Date 1997 and increased to 5.6% for Second Fiscal Quarter 1998 from 4.8% for Second Fiscal Quarter 1997. Operating income for Fiscal Year to Date 1998 and Second Quarter 1998 increased by $7.9 million (25.1%) and $4.4 million (26.1%), respectively, compared to the corresponding periods of the prior year. Such increases are primarily attributable to the increases in gross profit and decreases in store operating, selling and administrative expenses, as described above.

DEPRECIATION AND AMORTIZATION - Depreciation and amortization expense for Fiscal Year to Date 1998 and Second Quarter 1998 increased by $2.4 million (10.2%) and $0.6 million (5.9%). Depreciation and amortization expense, as a percentage of net sales, increased to 2.0% for Fiscal Year to Date 1998 from 1.9% for Fiscal Year to Date 1997 and increased to 1.9% for Second Quarter 1998 from 1.8% for Second Quarter 1997. Such increases are primarily due to new store openings and the remodeling of certain existing stores in Fiscal Year 1997 and Fiscal Year to Date 1998.

INTEREST EXPENSE, NET - Net interest expense for Fiscal Year to Date 1998 and Second Quarter 1998 declined by $1.8 million (9.3%) and $1.2 million (13.8%), respectively, compared to the same periods of the prior year, due primarily to a net reduction of debt.

PROVISION FOR INCOME TAXES - The provision for income taxes for Fiscal Year to Date 1998 and Second Quarter 1998 was $9.8 million and $6.0 million, respectively, compared to $5.9 million and $3.7 million, respectively, for the corresponding periods of the prior year. Such increases are primarily due to the Company's increased pre-tax income.

NET INCOME - Net income for Fiscal Year to Date 1998 and Second Quarter 1998 increased $5.8 million (101.3%) and $3.3 million (72.4%), respectively, compared to the corresponding periods of the prior year due primarily to the combined impact of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES- The Company is a holding company, and as a result, its operating cash flow and its ability to service its indebtedness, including the Company's 9-3/8% Series B Senior Subordinated Notes due 2007, are dependent upon the operating cash flow of its subsidiaries and the payment of funds by such subsidiaries to the Company in the form of loans, dividends or otherwise.

   The Company's principal sources of liquidity are expected to be cash flow from operations, borrowings under the $225.0 million revolving credit facility ("Revolver") available under the Company's current bank credit agreement and proceeds from the sale leaseback of real estate properties. As of January 10, 1998, the Company had approximately $224.0 million available (net of approximately $1.0 million of outstanding letters of credit) to be borrowed under the Revolver. Management anticipates that the Company's principal uses of liquidity will be to provide working capital, meet debt service requirements and finance the Company's expansion and remodeling plans. Management believes that cash flows generated from operations and borrowings under the Revolver will adequately provide for its working capital and debt service needs and will be sufficient to fund the Company's expected capital expenditures.

   During Fiscal Year to Date 1998 and Fiscal Year to Date 1997, operating activities provided net cash of approximately $50.4 million and $55.3 million, respectively. Financing activities utilized approximately $5.1 million during Fiscal Year to Date 1998, primarily for the reduction of debt and capital lease obligations. During Fiscal Year to Date 1997, financing activities utilized approximately $17.5 million, primarily due to debt reduction.

   Cash flows used in investing activities during Fiscal Year to Date 1998 were $20.6 million, including capital expenditures of approximately $44.8 million, which were partially offset by proceeds from the sale of assets in the amount of approximately $22.9 million. Capital expenditures primarily include expenditures related to the construction of new stores, the purchase of real estate, the remodeling of existing stores, ongoing store expenditures for equipment and capitalized maintenance, as well as expenditures relating to warehousing and distribution equipment and computer equipment. To finance store development, the

Company has traditionally purchased real estate and constructed stores from operating cash flows and from the proceeds of its revolving credit facility and then entered into sale leaseback transactions, the proceeds of which were applied to reduce debt incurred to construct the stores. During Fiscal Year to Date 1998 and Fiscal Year to Date 1997, capital expenditures were approximately $44.8 million and $41.1 million, respectively. Proceeds from asset sales were approximately $22.9 million during Fiscal Year to Date 1998 compared to $32.1 million during Fiscal Year to Date 1997.

   During Fiscal Year to Date 1998, the Company has embarked upon a program to accelerate its store development and remodeling and to optimize its distribution system. This program is expected to result in a level of capital expenditures significantly in excess of historical levels. During Fiscal Year to Date 1998, the Company has completed construction of one new store, commenced construction of five new stores and purchased land for two new stores. During the remainder of the fiscal year ending June 27, 1998, the Company expects to make approximately $55.0 million in additional expenditures to continue or complete construction of the five stores currently under construction, commence construction of five additional new stores and purchase land for two additional new stores. Depending on store size and format, the cost to build and open a new store ranges from approximately $8.0 million to $12.0 million. The Company has also completed the remodeling or renovation of eighteen existing stores during Fiscal Year to Date 1998 and currently expects to make approximately $26.0 million in additional expenditures to complete or commence the remodeling of an additional sixteen stores during the remainder of the fiscal year ending June 27, 1998. The Company also plans to commence the expansion of its distribution system during the third quarter of Fiscal Year 1998. Such expansion is expected to be completed during the fiscal year ending June 26, 1999 and is currently expected to cost approximately $25.5 million. The Company currently expects to incur approximately $4.0 million of such costs during the remainder of Fiscal Year 1998. As of January 10, 1998, the Company had approximately $53.0 million of commitments to make capital expenditures. The Company anticipates funding its future capital expenditures with cash flow from operations, borrowings under the Revolver and proceeds from sale leaseback transactions.

EFFECTS OF INFLATION - The Company's primary costs, inventory and labor, are affected by a number of factors that are beyond its control, including availability and price of merchandise, the competitive climate and general and regional economic conditions. As is typical of the supermarket industry, the Company has generally been able to maintain gross profit margins by adjusting retail prices, but competitive conditions may from time to time render the Company unable to do so while maintaining its market share.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement on Financial Accounting Standard ("SFAS") No. 130, "REPORTING COMPREHENSIVE INCOME", which requires the reporting and display of comprehensive income and its components in an entity's financial statements. SFAS No. 130 is not expected to materially impact the Company's financial statements. In June 1997 the FASB also issued SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION", which specifies revised guidelines for determining an entity's operating segments and the type and level of financial information required to be disclosed. Management believes that the implementation of SFAS No. 131 will not have a significant impact on the Company's financial statements. The Company is required to adopt SFAS No. 130 and SFAS No. 131 in its fiscal year ending June 26, 1999.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The factors discussed below, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report, including, without limitation, in "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's related press release and in oral statements made by authorized officers of the Company. When used in this report, any press release or oral statements, the words "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify forward-looking statements. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such estimates and statements. No assurance can be given that any of such statements or estimates will be realized and actual results will differ from those contemplated by such forward-looking statements. Accordingly, the Company hereby identifies the following important factors which could cause the Company's financial results to differ materially from any such results which might be projected, forecast, estimated or budgeted by the Company in forward-looking statements:

        (a) Heightened competition, including specifically the intensification of price competition and the expansion, renovation and opening of new stores by competitors.

        (b)  Failure to obtain new customers or retain existing customers.

        (c) Inability to carry out strategies to accelerate new store development and remodeling programs, reduce operating costs, differentiate products and services, leverage frequent shopper program and increase private label sales.

        (d) Insufficiency of financial resources to renovate and expand store base.

        (e)  Outcome of the MSP litigation.

        (f)  Prolonged dispute with labor.

        (g)  Economic downturn in the State of Texas.

        (h)  Loss or retirement of key executives.

        (i) Higher selling, general and administrative expenses occasioned by the need for additional advertising, marketing, administrative, or management information systems expenditures.

        (j)  Adverse publicity and news coverage.

   The foregoing review of the factors pursuant to the Private Litigation Securities Reform Act of 1995 should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to this filing.

   PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   Following the Company's acquisition of Cullum Companies, Inc. ("Cullum") in August 1992, the Company terminated Cullum's Management Security Plan for Cullum Companies, Inc. ("the MSP"). In respect of such termination, the Company paid MSP participants the greater of (i) the amount of such participant's deferral and (ii) the present value of the participant's accrued benefit, based upon the participant's current salary, age and years of service. Thirty-five of the former MSP participants have instituted a claim against the Company on behalf of all persons who were participants in the MSP on its date of termination (which is alleged by plaintiffs to be approximately 250 persons). On May 7, 1997, the plaintiffs filed an amended complaint for the court to recognize their action as a class action, to recover additional amounts under the MSP, for a declaration of rights under an employee pension benefit plan and for breach of fiduciary duty. The plaintiffs assert that the yearly plan agreement executed by each participant in the MSP was a contract for a specified retirement and death benefit set forth in such plan agreements and that such benefits were vested and nonforfeitable. A pre-trial order in the MSP litigation, which was submitted to the court on October 22, 1997, states that an expert for the plaintiffs, assuming class certification, may testify that the damages allegedly sustained by the plaintiff class may range from approximately $18.0 million to $37.2 million and, assuming that a court were to award additional damages based on a rate of return achieved by an equity index over the relevant period, such damages may range from approximately $37.4 million to $70.6 million. On December 30, 1997, the court issued an order denying the plaintiffs' summary judgment motion on the plaintiffs' claim that the MSP was not an exempt "top hat plan" (a plan which is unfunded and maintained by an employer primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees). The order also granted the Company's summary judgment motions on two of the plaintiffs' ancillary claims, but did not address the plaintiffs' request for certification as a class action. The judge scheduled a pre-trial conference with the parties for January 22, 1998 which has subsequently been rescheduled to May 8, 1998. The Company currently expects the trial to commence in calendar year 1998. Based upon current facts, the Company is unable to estimate any meaningful range of possible loss that could result from an unfavorable outcome of the MSP litigation. It is possible that the Company's results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially affected by an ultimate unfavorable outcome of the MSP litigation. However, the Company intends to vigorously contest the MSP claim and, although there can be no assurance, management currently does not anticipate an unfavorable outcome based on management's independent analysis of the facts relating to such litigation.

   On July 30, 1997, the Company initiated an arbitration proceeding against Fleming Companies, Inc. ("Fleming") one of its long-time suppliers. In the action, the Company alleges, among other things, that Fleming violated the terms of a supply agreement signed in 1993. Under the terms of the supply agreement, the Company was to purchase groceries and other items at Fleming's cost, plus a small markup. Among the violations alleged by the Company are claims that Fleming wrongfully manipulated its costing procedures, which resulted in overcharges, and then unilaterally changed the overall pricing formula. Additionally, the Company alleged that Fleming failed to provide supporting documentation for purchases as required under the contract. Since 1993 when the supply agreement was signed, the Company has purchased approximately $2.3 billion in products from Fleming. Based on the supporting documents provided to the Company by Fleming to date, the Company will be seeking a substantial amount of damages from Fleming and termination of the supply agreement. Fleming has filed an answer denying each allegation and a counterclaim alleging that the Company failed to purchase the quantities required by the supply agreement.

   The Company is involved in other various claims and disputes arising in the normal course of business. Management is not currently able to estimate the range of possible loss, if any, that may result from such matters. However, management believes that the Company has meritorious defenses and/or insurance coverage against such matters and does not believe that the outcome of any such proceedings will have a material effect on the Company's results of operations, financial condition or cash flow.

ITEM 2.  CHANGES IN SECURITIES

     During the twenty-eight weeks ended January 10, 1998, the Company issued approximately 318,000 shares of the Company's common stock, par value $0.25 per share ("Common Stock") to certain members of management for aggregate consideration of approximately $3.9 million. During such period, the Company also issued options to purchase approximately 966,000 shares of Common Stock to such members of management. The exercise price of such options granted was $12.11 per share. None of these securities were registered under the Securities Act.

     Such issuances of Common Stock and options to purchase Common Stock were made pursuant to the 1997 Stock Purchase and Option Plan for Key Employees of Randall's Food Markets, Inc. and Subsidiaries. In each of the above instances, exemption from registration under the Securities Act was based upon the grounds that the issuance of such securities did not involve a public offering within the meaning of Section 4(2) of the Securities Act.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    RANDALL'S FOOD MARKETS, INC.
                                    (Registrant)



Date: February 26, 1998             /s/ R. RANDALL ONSTEAD JR.
                                    ------------------------------------------
                                      R. Randall Onstead, Jr.,
                                      President and  Chief Executive Officer



Date: February 26, 1998             /s/ MICHAEL M. CALBERT
                                    ------------------------------------------
                                      Michael M. Calbert,
                                      Chief Financial Officer and Senior Vice
                                      President