Form 10-Q
period 1998-04-04
RANDALLS FOOD MARKETS INC
filed 1998-05-19
CIK 1042564

                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549

                           ------------------------------
                                     FORM 10-Q
                           ------------------------------


(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 4, 1998

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO __________


     Commission File number 333-35457


         -----------------------------------------------------------------

                            RANDALL'S FOOD MARKETS, INC.
               (Exact name of registrant as specified in its charter)

         -----------------------------------------------------------------


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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes (X) No (  )

     The number of shares outstanding of the registrant's common stock, par value $0.25 per share, as of April 4, 1998 was 30,352,227 shares

                            RANDALL'S FOOD MARKETS, INC.

                                       INDEX

                                                                          PAGE NO.
                                                                          --------
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets at April 4, 1998 and
               June 28, 1997                                                 2

         Condensed Consolidated Statements of Operations for the
               Forty (40) and Twelve (12) Week Periods Ended April 4,
               1998 and April 5, 1997                                        3

         Condensed Consolidated Statements of Cash Flows for the
               Forty (40) Week Periods Ended April 4, 1998 and
               April 5, 1997                                                 4

         Notes to Condensed Consolidated Financial Statements                5

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             8

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                              12

    Item 2.  Changes in Securities                                          14

    Item 3.  Defaults Upon Senior Securities                                14

    Item 4.  Submission of Matters to a Vote of Security Holders            14

    Item 5.  Other Information                                              15

    Item 6.  Exhibits                                                       15

SIGNATURES                                                                  16

                           PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


RANDALL'S FOOD MARKETS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
APRIL 4, 1998 AND JUNE 28, 1997
(In Thousands)
(Unaudited)

                                                                                    APRIL 4, 1998       JUNE 28, 1997
                                                                                    -------------       -------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                           $ 47,317           $ 23,115
   Receivables, net                                                                      35,866             44,664
   Merchandise inventories                                                              171,977            164,174
   Prepaid expenses and other                                                            11,031              9,703
   Deferred tax assets                                                                   15,029             21,109
                                                                                       --------           --------
                Total current assets                                                    281,220            262,765

Property and equipment, net                                                             330,224            336,548
Goodwill, net                                                                           219,441            224,350
Other assets, net                                                                        38,328             38,711
                                                                                       --------           --------
                                                                                       $869,213           $862,374
                                                                                       --------           --------
                                                                                       --------           --------
LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt and capitalized lease obligations              $  4,830           $  4,940
   Accounts payable                                                                     123,637            112,026
   Accrued expenses and other                                                           135,443            134,370
                                                                                       --------           --------
                Total current liabilities                                               263,910            251,336
   Long-term debt, net of current maturities                                            276,445            279,729
   Obligations under capital leases, net of current maturities                           62,051             77,479
   Deferred income tax liability                                                          6,837             11,067
   Other liabilities                                                                     24,503             24,400
                                                                                       --------           --------
                   Total liabilities                                                    633,746            644,011
                                                                                       --------           --------
COMMITMENTS & CONTINGENCIES  (See Note 4)
REDEEMABLE COMMON STOCK, $12.60 and $12.11 redemption value,
  394,151 and 413,022 shares issued and outstanding, respectively                         4,966              5,002
                                                                                       --------           --------
STOCKHOLDERS' EQUITY:
Common stock, $0.25 par value 29,953,940 and 29,301,239 shares issued and
   outstanding, repectively                                                               7,490              7,326
Additional paid-in capital                                                              177,229            169,823
Stockholders' notes receivable                                                           (5,811)                 -
Retained earnings                                                                        52,492             36,212
Restricted common stock                                                                    (681)                 -
Treasury stock                                                                             (218)                 -
                                                                                       --------           --------
                Total stockholders' equity                                              230,501            213,361
                                                                                       --------           --------
                                                                                       $869,213           $862,374
                                                                                       --------           --------
                                                                                       --------           --------

    The accompanying notes are an integral part of these condensed consolidated financial statements.

RANDALL'S FOOD MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE FORTY AND TWELVE WEEK PERIODS ENDED
APRIL 4, 1998 AND APRIL 5, 1997
(IN THOUSANDS)
(UNAUDITED)

                                                   40 WEEKS ENDED                  12 WEEKS ENDED
                                          -----------------------------    ------------------------------
                                          APRIL 4, 1998   APRIL 5, 1997    APRIL 4, 1998    APRIL 5, 1997
                                          -------------   -------------    -------------    -------------
NET SALES                                  $  1,851,817    $  1,804,586      $  552,524      $  545,540
COSTS OF SALES                                1,345,145       1,316,567         399,500         395,924
                                           ------------    ------------      ----------      ----------
GROSS PROFIT                                    506,672         488,019         153,024         149,616

OPERATING EXPENSES:
   SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                    412,698         417,520         124,760         134,487
   DEPRECIATION AND AMORTIZATION                 37,969          35,288          11,660          11,406
   LITIGATION AND SEVERANCE/BENEFITS                  -          12,500               -          12,500
                                           ------------    ------------      ----------      ----------
          TOTAL OPERATING EXPENSES              450,667         465,308         136,420         158,393
                                           ------------    ------------      ----------      ----------
OPERATING INCOME (LOSS)                          56,005          22,711          16,604          (8,777)
INTEREST EXPENSE, net                            25,612          28,325           7,599           8,474
                                           ------------    ------------      ----------      ----------
INCOME (LOSS) BEFORE INCOME TAXES                30,393          (5,614)          9,005         (17,251)
PROVISION (BENEFIT) FOR INCOME TAXES             13,942            (199)          4,143          (6,078)
                                           ------------    ------------      ----------      ----------
NET INCOME (LOSS)                          $     16,451    $     (5,415)     $    4,862      $  (11,173)
                                           ------------    ------------      ----------      ----------
                                           ------------    ------------      ----------      ----------

                       The accompanying notes are an integral part of these
                             condensed consolidated financial statements.

RANDALL'S FOOD MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FORTY WEEK PERIODS ENDED
APRIL 4, 1998 AND APRIL 5, 1997
(IN THOUSANDS)
(UNAUDITED)

                                                                         40 WEEKS ENDED
                                                                 -----------------------------
                                                                 APRIL 4, 1998   APRIL 5, 1997
                                                                 -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                               $  16,451       $  (5,415)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Depreciation and amortization                                   37,969          35,288
      Amortization of debt issuance costs                              1,597             466
      LIFO reserve                                                     1,700           3,000
      Deferred tax benefit (provision)                                 1,850         (10,578)
      Other                                                             (777)         13,625
      Change in assets and liabilities, net                           17,689          10,000
                                                                   ---------       ---------
          Net cash provided by operating activities                   76,479          46,386
                                                                   ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                               (70,995)        (66,182)
   Proceeds from sale of assets                                       22,946          32,159
   Other                                                               1,278              79
                                                                   ---------       ---------
          Net cash (used) in investing activities                    (46,771)        (33,944)
                                                                   ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayment of debt                                              (3,269)        (15,862)
   Additions to (reductions in) obligations under capital lease       (2,933)          6,075
   Other                                                                 696          (2,641)
                                                                   ---------       ---------
          Net cash (used) in financing activities                     (5,506)        (12,428)
                                                                   ---------       ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                             24,202              14
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        23,115          31,686
                                                                   ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $  47,317       $  31,700
                                                                   ---------       ---------
                                                                   ---------       ---------

                 The accompanying notes are an integral part of these
                            consolidated financial statements.

RANDALL'S FOOD MARKETS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FORTY AND TWELVE WEEK PERIODS ENDED
APRIL 4, 1998 AND APRIL 5, 1997 (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated balance sheet of Randall's Food Markets, Inc. and subsidiaries (the "Company") at June 28, 1997 has been derived from the Company's audited financial statements at that date. The condensed consolidated balance sheet at April 4, 1998, the condensed consolidated statements of operations for the forty and twelve week periods ended April 4, 1998 and April 5, 1997 and the condensed consolidated statements of cash flows for the forty week periods ended April 4, 1998 and April 5, 1997 are unaudited. In the opinion of management, such condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated financial position and results of operations of the Company for the interim periods. Operating results for the forty and twelve week periods ended April 4, 1998 are not necessarily indicative of the operating results that may be expected for a full fiscal year.

     Certain information and footnote disclosures normally included in annual financial statements presented in accordance with generally accepted accounting principles have been omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form S-4 as declared effective by the Securities and Exchange Commission on January 12, 1998 (Registration No. 333-35457).

2.   STORE CLOSING COSTS

     During the fiscal year ended June 28, 1997 ("Fiscal Year 1997"), the Company recorded a charge of approximately $32.8 million in connection with the closure, replacement or sale of certain of its stores. Such charge included estimated inventory losses of approximately $3.0 million (included in cost of sales during Fiscal Year 1997), estimated lease termination costs of approximately $11.7 million and asset write-offs of approximately $18.1 million (included in operating expenses during Fiscal Year 1997). Approximately $3.7 million of such charge related to stores that were closed or sold in Fiscal Year 1997 and approximately $29.1 million related to stores the Company planned to close, replace or sell during the fiscal years ending June 27, 1998 and June 26, 1999. During the forty weeks ended April 4, 1998, the Company closed eight stores and charged approximately $4.6 million of related closure costs against the accrual recorded in connection with the charge in Fiscal Year 1997.

3.   STOCK PURCHASE AND OPTION PLAN

     During the forty weeks ended April 4, 1998, the Company adopted the 1997 Stock Purchase and Option Plan for Key Employees of Randall's Food Markets, Inc. and Subsidiaries (the "1997 Plan"). The 1997 Plan authorizes grants of stock and stock options covering 2.4 million shares of the Company's common stock. Grants or awards under the 1997 Plan may take the form of purchased stock, restricted stock, incentive or non-qualified stock options, or other types of rights specified in the 1997
Plan and are typically issued at prices greater than or equal to the fair market value of the Company's common stock at the time of such grants and awards.

     During the forty weeks ended April 4, 1998, the Company sold approximately 548,000 shares of common stock under the 1997 Plan to key executives and certain members of management at a price of $12.11 per share. As consideration, the Company accepted payment of cash or a combination of cash and notes receivable from the purchasers. The notes receivable bear interest at rates ranging from 5.7% to 6.1% per annum. At April 4, 1998, the Company held notes receivable from management stockholders in the aggregate amount of approximately $5.8 million. These notes receivable are shown as a reduction of stockholders' equity in the accompanying condensed consolidated balance sheet.

4.   CONTINGENCIES

     Following the Company's acquisition of Cullum Companies, Inc. ("Cullum") in August 1992, the Company terminated Cullum's Management Security Plan for Cullum Companies, Inc. ("the MSP"). In respect of such termination, the Company paid MSP participants the greater of (i) the amount of such participant's deferral or
(ii) the net present value of the participant's accrued benefit, based upon the participant's current salary, age and years of service. Thirty-five of the former MSP participants have instituted a claim against the Company on behalf of all persons who were participants in the MSP on its date of termination (which is alleged by plaintiffs to be approximately 250 persons). On May 7, 1997, the plaintiffs filed an amended complaint for the court to recognize their action as a class action, to recover additional amounts under the MSP, for a declaration of rights under an employee pension benefit plan and for breach of fiduciary duty. The plaintiffs assert that the yearly plan agreement executed by each participant in the MSP was a contract for a specified retirement and death benefit set forth in such plan agreements and that such benefits were vested and nonforfeitable. A pre-trial order in the MSP litigation, which was submitted to the court on October 22, 1997, states that an expert for the plaintiffs, assuming class certification, may testify that the damages allegedly sustained by the plaintiff class may range from approximately $18.0 million to $37.2 million and, assuming that a court were to award additional damages based on a rate of return achieved by an equity index over the relevant period, such damages may range from approximately $37.4 million to $70.6 million. On December 30, 1997, the court issued an order denying the plaintiffs' summary judgment motion on the plaintiffs' claim that the MSP was not an exempt "top hat plan" (a plan which is unfunded and maintained by an employer primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees). The order also granted the Company's summary judgment motions on two of the plaintiffs' ancillary claims, but did not address the plaintiffs' request for certification as a class action. The judge scheduled a pre-trial conference with the parties for January 22, 1998 which was subsequently rescheduled to May 28, 1998. The Company currently expects the trial to commence in calendar year 1998. Based upon current facts, the Company is unable to estimate any meaningful range of possible loss that could result from an unfavorable outcome of the MSP litigation. It is possible that the Company's results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially affected by an ultimate unfavorable outcome of the MSP litigation. However, the Company intends to vigorously contest the MSP claim and, although there can be no assurance, management currently does not anticipate an unfavorable outcome based on management's independent analysis of the facts relating to such litigation.

     On July 30, 1997, the Company initiated an arbitration proceeding against Fleming Companies, Inc. ("Fleming"), one of its long-time suppliers. In the action, the Company alleges, among other things, that Fleming violated the terms of a supply agreement signed in 1993. Under the terms of the supply agreement, the Company was to purchase groceries and other items at Fleming's cost, plus a small markup. Among the violations alleged by the Company are claims that Fleming wrongfully manipulated its costing procedures, which resulted in overcharges, and then unilaterally changed the overall pricing formula. Additionally, the Company alleged that Fleming failed to provide supporting documentation for purchases as required under the contract. Since 1993 when the supply agreement was signed, the Company has purchased approximately $2.4 billion in products from Fleming. In the arbitration, the Company seeks termination of the contract, that would otherwise remain in effect until June 30, 2001, and monetary damages for past overcharges. Fleming has filed an answer denying each allegation and a counterclaim for $1.1 million, alleging that the Company failed to purchase the quantities required by the supply agreement and refused to pay increased prices for products. An evidentiary hearing before three arbitrators began on April 6, 1998, and concluded on April 29, 1998. The current schedule provides that post-hearing briefing will conclude on May 27, 1998, and that the arbitrators will deliver a decision by early July 1998.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the results of operations of the Company covers certain periods before completion of certain financings and related transactions whereby RFM Acquisition LLC ("RFM Acquisition"), a Delaware limited liability company organized at the direction of Kohlberg Kravis Roberts & Co., L.P., invested $225.0 million in the Company, as consideration for the Company's issuance to RFM Acquisition of 18,579,686 shares of the Company's common stock, par value $0.25 per share (the "Common Stock") and a 25-year option to purchase 3,606,881 shares of Common Stock at $12.11 per share, subject to adjustments, including the related financings and related transactions, (the "Recapitalization"). Accordingly, the discussion and analysis of periods for the 40 weeks ended April 5, 1997 and the 12 weeks ended April 5, 1997 do not reflect the significant impact that the Recapitalization has had and will continue to have on the Company. However, since the Recapitalization occurred prior to the close of the fiscal year ended June 28, 1997 ("Fiscal Year 1997"), the balance sheet of the Company as of June 28, 1997, and hence the discussion of liquidity and capital resources, reflects the impact of the Recapitalization. See the discussion below under "Liquidity and Capital Resources" for further discussion relating to the impact that the Recapitalization had and may in the future have on the Company.

     The Company operates a chain of 114 supermarkets primarily under the RANDALLS and TOM THUMB banners in the Houston, Dallas/Fort Worth and Austin metropolitan areas. The Company operates on a 52 or 53 week fiscal year ending on the last Saturday of each June. Same store sales is defined as net sales for stores in operation in each of the current fiscal periods and the comparable periods of the prior fiscal year. Replacement stores are included in the same store sales calculation. A replacement store is defined as a store that is opened to replace a store that is closed nearby. At the close of Fiscal Year 1997, the Company recorded a charge of $32.8 million relating to stores to be
closed, replaced or sold.   During the forty weeks ended April 4, 1998, the
Company closed or sold eight stores.

Presented below is a table showing the percentage of net sales represented by certain items in the Company's consolidated condensed statements of operations (dollars in thousands):


                                            40 WEEKS ENDED        40 WEEKS ENDED         12 WEEKS ENDED        12 WEEKS ENDED
                                             APRIL 4, 1998         APRIL 5, 1997          APRIL 4, 1998         APRIL 5, 1997
                                        --------------------   --------------------    ------------------   -------------------
Net sales                               $ 1,851,817   100.0%   $ 1,804,586   100.0%    $ 552,524   100.0%   $  545,540   100.0%
Cost of sales                             1,345,145    72.6%     1,316,567    73.0%      399,500    72.3%      395,924    72.6%
                                        -----------            -----------             ---------            ----------
Gross profit                                506,672    27.4%       488,019    27.0%      153,024    27.7%      149,616    27.4%
Selling, general and administrative
   expenses                                 412,698    22.3%       417,520    23.1%      124,760    22.6%      134,487    24.7%
Litigation and severance/benefits                 -       -         12,500     0.7%            -       -        12,500     2.3%
EBITDA                                       93,974     5.1%        57,999     3.2%       28,264     5.1%        2,629     0.5%
Depreciation and amortization                37,969     2.1%        35,288     2.0%       11,660     2.1%       11,406     2.1%
Operating income (loss)                      56,005     3.0%        22,711     1.3%       16,604     3.0%       (8,777)   (1.6)%
Interest expense, net                        25,612     1.4%        28,325     1.6%        7,599     1.4%        8,474     1.6 %
Provision (benefit) for income taxes         13,942     0.8%          (199)    0.0%        4,143     0.7%       (6,078)   (1.1)%
Net income (loss)                       $    16,451     0.9%   $    (5,415)   (0.3)%   $   4,862     0.9%   $  (11,173)   (2.0)%

FISCAL YEAR TO DATE 1998 COMPARED TO FISCAL YEAR TO DATE 1997

NET SALES - Net sales for the forty weeks ended April 4, 1998 ("Fiscal Year to Date 1998") increased by $47.2 million (2.6%) compared to the forty weeks ended April 5, 1997 ("Fiscal Year to Date 1997"). Such increase is partially attributable to additional sales of $72.3 million generated from the opening of one new store during Fiscal Year to Date 1998 and the operation during such period of six stores (excluding four replacement stores) opened during the fiscal year ended June 28, 1997 which were not in operation during the entire comparable period of the prior year. In addition, the Company experienced an increase in same store sales of approximately $43.0 million in Fiscal Year to Date 1998 as compared to Fiscal Year to Date 1997. These increases were offset by a decline of approximately $69.0 million resulting from the closure of nine stores (one temporarily) during Fiscal Year to Date 1998 and five stores (excluding four replacement stores) in Fiscal Year 1997 which were operating during Fiscal Year to Date 1997.

     Net sales during the 12 weeks ended April 4, 1998 ("Third Quarter 1998") increased by $7.0 million, (1.3%) as compared to the 12 weeks ended April 5, 1997 ("Third Quarter 1997"). Such increase is partially attributable to additional sales of approximately $14.9 million generated from the opening of one new store during Fiscal Year to Date 1998 and the operation during Third Quarter 1998 of two stores (excluding four replacement stores) opened during Fiscal Year 1997 which were not in operation during the entire comparable period of the prior year. In addition, the Company experienced an increase in same store sales of approximately $19.9 million during Third Quarter 1998 as compared to Third Quarter 1997. Such increase was offset by a decline of $28.7 million resulting from the closing of nine stores (one temporarily) during Fiscal Year to Date 1998 and one store (excluding four replacement stores) in Fiscal Year 1997 which was operating during Third Quarter 1997.

     The Company's trend in same store sales has improved. Same store sales during Fiscal Year to Date 1998 increased approximately 2.5% compared to a decrease of approximately 1.8% during the corresponding period of the prior fiscal year. Same store sales during Third Quarter 1998 increased 3.9% compared to an increase of approximately 0.1% during the corresponding quarter of the prior year. Such improvement has resulted primarily from increased sales at newly remodeled stores, the contribution of four replacement stores and the success of other operational and marketing initiatives.

     The Company cannot predict whether the improvement in the trend in same store sales that has occurred in Fiscal Year to Date 1998 will continue in future periods, and as a result, there can be no assurance that such trend will continue or will not be reversed in future periods.

GROSS PROFIT - Gross profit for Fiscal Year to Date 1998 and Third Quarter 1998 increased by $18.7 million (3.8%) and $3.4 million (2.3%), respectively, compared to the corresponding periods of the prior year. The dollar increase in gross profit is primarily attributable to the increased sales volume during the Fiscal Year 1998 periods. Gross profit as a percentage of net sales increased to 27.4% for Fiscal Year to Date 1998 from 27.0% for Fiscal Year to Date 1997 and increased to 27.7% for Third Quarter 1998 from 27.4% for Third Quarter 1997. Such increases are primarily due to more effective promotional efforts and higher gross margins at new and replacement stores. Such higher gross margins at new and replacement stores are due primarily to the more expansive specialty departments and broader range of products and services offered by such stores.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses decreased $4.8 million (1.2%) during Fiscal Year to Date 1998 and decreased $9.7 million (7.2%) during Third Quarter 1998 compared to the same periods of the prior year. Selling, general and administrative expenses as a percentage of net sales decreased to 22.3% for Fiscal Year to Date 1998 from 23.1% for Fiscal Year to Date 1997 and decreased to 22.6% for Third Quarter 1998 from 24.7% for Third Quarter 1997. Such decreases as a percentage of net sales are due primarily to the Company's expense management efforts and $6.7 million pre-tax charges incurred in the prior year. Such pre-tax charges in the prior year included accruals for sales taxes, payroll taxes, rent and other payables, an inventory charge and costs associated with the implementation of the frequent shopper program.

EBITDA (EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION EXPENSES) AND OPERATING INCOME (LOSS) - EBITDA for Fiscal Year to Date 1998 and Third Quarter 1998 increased by $36.0 million (62.0%) and $25.6 million (975.1%), respectively, compared to the same periods of the prior year. EBITDA as a percentage of net sales increased to 5.1% for Fiscal Year to Date 1998 from 3.2% for Fiscal Year to Date 1997 and increased to
5.1% for Third Fiscal Quarter 1998 from 0.5% for Third Fiscal Quarter 1997. Operating income for Fiscal Year to Date 1998 and Third Quarter 1998 increased by $33.3 million (146.6%) and $25.3 million (289.2%), respectively, compared to the corresponding periods of the prior year. Such increases are primarily attributable to the increases in gross profit and decreases in selling, general and administrative expenses, as described above, and approximately $12.5 million of litigation and severance charges incurred in the prior year.

DEPRECIATION AND AMORTIZATION - Depreciation and amortization expense for Fiscal Year to Date 1998 and Third Quarter 1998 increased by $2.7 million (7.6%) and $0.3 million (2.2%) respectively. Such increases are primarily due to new store openings and the remodeling of certain existing stores in Fiscal Year 1997 and Fiscal Year to Date 1998.

INTEREST EXPENSE, NET - Net interest expense for Fiscal Year to Date 1998 and Third Quarter 1998 declined by $2.7 million (9.6%) and $0.9 million (10.3%), respectively, compared to the same periods of the prior year, due primarily to a net reduction of debt.

PROVISION FOR INCOME TAXES - The provision for income taxes for Fiscal Year to Date 1998 and Third Quarter 1998 was $13.9 million and $4.1 million, respectively, compared to a benefit of $0.2 million and a benefit of $6.1 million, respectively, for the corresponding periods of the prior year. Such increases are primarily due to the Company's increased pre-tax income.

NET INCOME (LOSS) - Net income for Fiscal Year to Date 1998 and Third Quarter 1998 increased $21.9 million (403.8%) and $16.0 million (143.5%), respectively, compared to the corresponding periods of the prior year due primarily to the combined impact of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES - The Company is a holding company, and as a result, its operating cash flow and its ability to service its indebtedness, including the Company's $150.0 million aggregate principal amount outstanding of 9-3/8% Series B Senior Subordinated Notes due 2007, are dependent upon the operating cash flow of its subsidiaries and the payment of funds by such subsidiaries to the Company in the form of loans, dividends or otherwise.

     The Company's principal sources of liquidity are expected to be cash flow from operations, borrowings under the $225.0 million revolving credit facility ("Revolver") available under the Company's current bank credit agreement and proceeds from the sale and leaseback of real estate properties. As of April 4, 1998, the Company had approximately $224.0 million available (net of approximately $1.0 million of outstanding letters of credit) to be borrowed under the Revolver. Management anticipates that the Company's principal uses of liquidity will be to provide working capital, meet debt service requirements and finance the Company's expansion and remodeling plans. Management believes that cash flows generated from operations and borrowings under the Revolver will adequately provide for its working capital and debt service needs and will be sufficient to fund the Company's expected capital expenditures.

     During Fiscal Year to Date 1998 and Fiscal Year to Date 1997, operating activities provided net cash of approximately $76.5 million and $46.4 million, respectively. Financing activities utilized approximately $5.5 million during Fiscal Year to Date 1998, primarily for the reduction of debt and capital lease obligations. During Fiscal Year to Date 1997, financing activities utilized approximately $12.4 million, primarily due to debt reduction.

     Net cash used in investing activities during Fiscal Year to Date 1998 were $46.8 million, consisting primarily of capital expenditures of approximately $71.0 million, which were partially offset by proceeds from the sale of assets in the amount of approximately $22.9 million. Capital expenditures primarily include expenditures related to the construction of new stores, the purchase of real estate, the remodeling of existing stores, ongoing store expenditures for equipment and capitalized maintenance, as well as expenditures relating to warehousing and distribution equipment and computer equipment. To finance store development, the Company has traditionally purchased real estate and constructed stores from operating cash flows and from the proceeds of its revolving credit facility and then entered into sale and leaseback transactions, the proceeds of which were applied to reduce debt incurred to construct the stores. During Fiscal Year to Date 1998 and Fiscal Year to Date 1997, capital expenditures were approximately $71.0 million and $66.2 million, respectively. Proceeds from asset sales were approximately $22.9 million during Fiscal Year to Date 1998 compared to $32.2 million during Fiscal Year to Date 1997.

     During Fiscal Year to Date 1998, the Company has embarked upon a program to accelerate its store development and remodeling and to optimize its distribution system. This program is expected to result in a level of capital expenditures significantly in excess of historical levels. During Fiscal Year to Date 1998, the Company has completed construction on one new store, commenced construction on ten new stores, and purchased land for two new stores. During the remainder of the fiscal year ending June 27, 1998, the Company expects to make approximately $27.0 million in additional expenditures to continue or complete construction of the ten new stores referenced above, commence construction on two additional new stores, and purchase land for two additional new stores. Depending on store size and format, the cost to build and open a new store ranges from approximately $8.0 million to $12.0 million. The Company has also completed the remodeling or renovation of twenty existing stores during Fiscal Year to Date 1998 and expects to make approximately $14.0 million in additional expenditures to complete or commence the remodeling of an additional fifteen stores prior to fiscal year-end. During Third Quarter 1998, the Company also commenced expansion of its distribution system. Such expansion is expected to be completed during the fiscal year ending June 26, 1999 and is currently
expected to cost approximately $25.5 million.   The Company currently expects to
incur approximately $5.0 million of such costs during the remainder of Fiscal Year 1998. As of April 4, 1998, the Company had approximately $66.0 million in commitments to make capital expenditures. The Company anticipates funding its future capital expenditures with cash flow from operations, borrowings under the Revolver and proceeds from lease financing.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The factors discussed below, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report, including, without limitation, in "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's related press release and in oral statements made by authorized officers of the Company. When used in this report, any press release or oral statements, the words "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify forward-looking statements. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such estimates and statements. No assurance can be given that any of such statements or estimates will be realized and actual results will differ from those contemplated by such forward-looking statements. Accordingly, the Company hereby identifies the following important factors which could cause the Company's financial results to differ materially from any such results which might be projected, forecast, estimated or budgeted by the Company in forward-looking statements: heightened competition, including specifically the intensification of price competition and the expansion, renovation and opening of new stores by competitors; failure to obtain new customers or retain existing customers; inability to carry out strategies to accelerate new store development and remodeling programs, reduce operating costs, differentiate products and services, leverage frequent shopper program and increase private label sales; insufficiency of financial resources to renovate and expand store base; outcome of the MSP litigation; prolonged dispute with labor; economic downturn in the State of Texas; loss or retirement of key executives; higher selling, general and administrative expenses occasioned by the need for additional advertising, marketing, administrative, or management information systems expenditures; adverse publicity and news coverage.

     The foregoing review of the factors pursuant to the Private Litigation Securities Reform Act of 1995 should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to this filing.

                            PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Following the Company's acquisition of Cullum Companies, Inc. ("Cullum") in August 1992, the Company terminated Cullum's Management Security Plan for Cullum Companies, Inc. ("the MSP"). In respect of such termination, the Company paid MSP participants the greater of (i) the amount of such participant's deferral or
(ii) the net present value of the participant's accrued benefit, based upon the participant's current salary, age and years of service. Thirty-five of the former MSP participants have instituted a claim against the Company on behalf of all persons who were participants in the MSP on its date of termination (which is alleged by plaintiffs to be approximately 250 persons). On May 7, 1997, the plaintiffs filed an amended complaint for the court to recognize their action as a class action, to recover additional amounts under the MSP, for a declaration of rights under an employee pension benefit plan and for breach of fiduciary duty. The plaintiffs assert that the yearly plan agreement executed by each participant in the MSP was a contract for a specified retirement and death benefit set forth in such plan agreements and that such benefits were vested and nonforfeitable. A pre-trial order in the MSP litigation, which was submitted to the court on October 22, 1997, states that an expert for the plaintiffs, assuming class certification, may testify that the damages allegedly sustained by the plaintiff class may range from approximately $18.0 million to $37.2 million and, assuming that a court were to award additional damages based on a rate of return achieved by an equity index over the relevant period, such damages may range from approximately $37.4 million to $70.6 million. On December 30, 1997, the court issued an order denying the plaintiffs' summary judgment motion on the plaintiffs' claim that the MSP was not an exempt "top hat plan" (a plan which is unfunded and maintained by an employer primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees). The order also granted the Company's summary judgment motions on two of the plaintiffs' ancillary claims, but did not address the plaintiffs' request for certification as a class action. The judge scheduled a pre-trial conference with the parties for January 22, 1998 which was subsequently rescheduled to May 28, 1998. The Company currently expects the trial to commence in calendar year 1998. Based upon current facts, the Company is unable to estimate any meaningful range of possible loss that could result from an unfavorable outcome of the MSP litigation. It is possible that the Company's results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially affected by an ultimate unfavorable outcome of the MSP litigation. However, the Company intends to vigorously contest the MSP claim and, although there can be no assurance, management currently does not anticipate an unfavorable outcome based on management's independent analysis of the facts relating to such litigation.

     On July 30, 1997, the Company initiated an arbitration proceeding against Fleming Companies, Inc. ("Fleming"), one of its long-time suppliers. In the action, the Company alleges, among other things, that Fleming violated the terms of a supply agreement signed in 1993. Under the terms of the supply agreement, the Company was to purchase groceries and other items at Fleming's cost, plus a small markup. Among the violations alleged by the Company are claims that Fleming wrongfully manipulated its costing procedures, which resulted in overcharges, and then unilaterally changed the overall pricing formula. Additionally, the Company alleged that Fleming failed to provide supporting documentation for purchases as required under the contract. Since 1993 when the supply agreement was signed, the Company has purchased approximately $2.4 billion in products from Fleming. In the arbitration, the Company seeks termination of the contract, that would otherwise remain in effect until June 30, 2001, and monetary damages for past overcharges. Fleming has filed an answer denying each allegation and a counterclaim for $1.1 million alleging that the Company failed to purchase the quantities required by the supply agreement and refused to pay increased prices for products. An evidentiary hearing before three arbitrators began on April 6, 1998, and concluded on April 29, 1998. The current schedule provides that post-hearing briefing will conclude on May 27, 1998, and that the arbitrators will deliver a decision by early July 1998.

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

ITEM 2.  CHANGES IN SECURITIES

     During the forty and twelve week periods ended April 4, 1998, the Company issued approximately 548,000 and 238,000 shares, respectively of the Company's common stock, par value $0.25 per share ("Common Stock") to certain members of the Company's management for aggregate consideration of approximately $6.6 million and $2.9 million, respectively. During such periods, the Company also issued options to purchase approximately 1,240,000 and 282,000 shares of Common Stock, respectively, to such members of its management. The exercise price of such options granted was $12.11 per share. None of these securities were registered under the Securities Act.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on November 11, 1997 at which time the following matters were brought before and voted upon by the shareholders:

(a) To ratify and approve board resolutions related to adoption of the 1997 Stock Purchase and Option Plan for Key Employees of Randall's Food Markets, Inc. and Subsidiaries and the issuance from time to time of options to key employees pursuant to such plan.

                  For         Against     Abstain
              ----------      -------     -------
              28,214,015          -          -

(a) The re-election of the following to the Board of Directors to serve until the 1998 Annual Meeting of Shareholders or until their respective successors are duly elected or appointed and qualified:

                                  For        Against      Abstain
                              ----------     -------      -------
   Robert R. Onstead          28,214,015        -            -
   R. Randall Onstead, Jr.    28,214,015        -            -
   Henry R. Kravis            28,214,015        -            -
   George R. Roberts          28,214,015        -            -
   Paul E. Raether            28,214,015        -            -
   James H. Greene, Jr.       28,214,015        -            -
   Nils P. Brous              28,214,015        -            -
   A. Benton Cocanougher      28,214,015        -            -

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     A.   Exhibits

Exhibit
Number                        Description of Document

10.1 Stockholder's Agreement, dated February 3, 1998, among RFM Acquisition LLC, Randall's Food Markets, Inc., and A. Benton Cocanougher.

10.2 Non-qualified Stock Option Agreement, dated February 24, 1998, by and between Randall's Food Markets, Inc. and A. Benton Cocanougher.

10.3 Non-qualified Stock Option Agreement, dated February 2, 1998, by and between Randall's Food Markets, Inc. and Michael M. Calbert.

     B.   Reports on Form 8-K

             None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        RANDALL'S FOOD MARKETS, INC.
                                        (Registrant)


Date: May 19, 1998                      /s/ R. RANDALL ONSTEAD JR.
                                        ---------------------------------------
                                        R. Randall Onstead, Jr.,
                                        President and  Chief Executive Officer


Date: May 19, 1998                      /s/ MICHAEL M. CALBERT
                                        ---------------------------------------
                                        Michael M. Calbert,
                                        Chief Financial Officer and Senior
                                        Vice President