Form 10-K405
period 1998-06-27
RANDALLS FOOD MARKETS INC
filed 1998-09-18
CIK 1042564

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended June 27, 1998

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                        Commission File Number 333-35457

                          RANDALL'S FOOD MARKETS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

             TEXAS                           5411                    74-213-4840
(State or other jurisdiction of   (Primary Standard Industrial    (I.R.S. Employer
 incorporation or organization)    Classification Code Number)    Identification Number)


                                 3663 Briarpark
                              Houston, Texas 77042
                                 (713) 268-3500

   (Address, including zip Code, and telephone number, including area code, of registrant's principal executive offices)


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE ACT:
NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT:
NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X    NO
                                      ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K [X].

There were 30,053,191 shares of the Registrant's Common Stock, par value $0.25 per share, outstanding as of the close of business on August 26, 1998.



                   DOCUMENTS INCORPORATED BY REFERENCE - NONE

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

PART I

Item 1. BUSINESS

Company History

         Randalls Food Markets, Inc. (the "Company") was founded by Robert R. Onstead, R. C. Barclay, and Norman N. Frewin in Houston, Texas on July 4, 1966 with the purchase of two existing grocery stores. The Company continued to expand in the Houston area, operating 39 stores by 1989. In August 1992, having accumulated a portfolio of 45 stores in the Houston market, the Company acquired 100% of the stock of Cullum Companies, Inc. ("Cullum"), a food and drug retailer that operated 62 stores in Dallas and Austin under the Tom Thumb banner (the "Cullum Acquisition"). Cullum had operated in Dallas since 1948 and in Austin since 1972. In January 1994, the Company acquired 12 stores in Austin (three of which were closed immediately after the acquisition) and three stores in Houston from AppleTree Markets, Inc.

         In April 1997, the Company completed certain financings and related transactions whereby RFM Acquisition LLC ("RFM Acquisition"), a Delaware limited liability company formed at the direction of Kohlberg Kravis Roberts & Co., L.P. ("KKR"), invested $225.0 million in the Company as consideration for the Company's issuance to RFM Acquisition of 18,579,686 shares of common stock and a 25-year option to purchase 3,606,881 shares of common stock at $12.11 per share, subject to adjustments, including the related financings and related transactions (the "Recapitalization").

General

         The Company is the second largest supermarket operator in its principal markets, with 115 stores located in major Texas metropolitan areas including Houston (50 stores), Dallas/Fort Worth (53 stores), and Austin (12 stores). With over 30 years of operations in Houston and 50 years of operations in Dallas/Fort Worth, the Company has developed a loyal customer base and a portfolio of large, attractive stores in prime locations. The Company offers customers an expanded selection of high quality products, exceptional customer service and a variety of specialty departments. These strengths, together with the Company's position as a Texas-based supermarket operator, have enabled it to maintain a number two market share in Houston and Dallas and a number three market share in Austin. For the year ended June 27, 1998 ("Fiscal Year 1998"), the Houston, Dallas, Fort Worth and Austin markets represented approximately 45%, 37%, 8% and 10% of the Company's net sales, respectively. For Fiscal Year 1998, the Company generated net sales of approximately $2.42 billion, EBITDA (earnings before net interest expense, taxes, depreciation, amortization, LIFO provision and extraordinary items) of $124.2 million and net income of $20.7 million.

         The Company operates combination food and drug stores which appeal to a broad customer base by offering shoppers an extensive variety of products and services, including large produce and perishables departments, in-store bakeries, delicatessens, full-service meat and seafood departments, salad bars, banks, pharmacies, full-service floral departments, expanded cosmetic departments, video rental departments and film processing counters. The Company operates 74 traditional combination food and drug stores under the Randalls banner in Houston and Austin and the Tom Thumb banner in Dallas/Fort Worth averaging approximately 50,600 square feet. For Fiscal Year 1998, these stores generated sales of approximately $1.5 billion, or 63% of net sales, and average weekly sales per store of approximately $375,000.

         The Company's New Generation and Flagship Stores are each variations of the Company's traditional combination food and drug stores, offering an even wider selection of premium products and services:

                  New Generation Stores emphasize expanded perishable food departments and open product preparation in order to create a farmer's market atmosphere and highlight product freshness to customers. The Company's 24 New Generation Stores operate under the Randalls banner in Houston and Austin and the Tom Thumb banner in Dallas, and average approximately 65,400 square feet. For Fiscal Year 1998, New Generation Stores generated sales of approximately $556.5 million, or 23% of net sales, and average weekly sales per store of approximately $514,000.

                  Flagship Stores target customers seeking an expanded array of premium services and a wider variety of top quality gourmet and specialty selections. Flagship Stores feature many higher margin specialty products and services, including in-store gourmet coffee bars and eating areas, expanded bakery departments, a wide range of freshly prepared foods (including made-to-order pizza, pastas and barbecued meats), home delivery and catering. The Company operates seven Flagship Stores under the Randalls Flagship banner in Houston averaging approximately 57,800 square feet and two stores averaging approximately 24,900 square feet under the Simon David banner in Dallas. For Fiscal Year 1998, Flagship Stores generated sales of approximately $251.6 million, or 11% of net sales, and average weekly sales per store of approximately $586,000.

         The Company also operates eight conventional stores which offer a similar variety of food products and specialty departments as its traditional combination food and drug stores, but do not include pharmacies. Conventional stores average approximately 21,200 square feet. For Fiscal Year 1998, conventional stores generated sales of approximately $76.3 million, or 3% of net sales, and average weekly sales per store of approximately $172,000.

Store Development

         The Company believes that it will be able to capitalize on the continued growth in its markets by accelerating its new store development and remodeling program. The Recapitalization has provided the Company with increased financial flexibility, enabling it to undertake significant remodeling in the Houston area, new store construction and remodeling in Dallas/Fort Worth and selected store expansion and remodeling in the Austin market. In Fiscal Year 1998, the Company opened one store in Houston and three stores in Dallas (including two replacement stores), while closing four stores in Houston, two stores in Dallas (which were replaced) and four stores in Austin. In addition, the Company has decided to close, replace, or sell up to 14 stores as part of a strategic review of its operations initiated in the year ended June 28, 1997 ("Fiscal Year 1997"). The Company's plans to remodel existing stores and construct new stores are reviewed continually and are subject to change. The Company has been selective in acquiring store locations and attempts to take advantage of market research and its knowledge of Texas markets in evaluating opportunities. The Company's ability to expand and remodel existing stores and to open new stores is subject to many factors, including successful negotiation of new leases or amendments to existing leases, successful site acquisition and the availability of financing on acceptable terms, and may be limited by zoning, environmental and other governmental regulations.

         The following table sets forth additional information concerning the Company's stores for the indicated period:

                                                       Fiscal Year Ended
                             -----------------------------------------------------------------
                                June 27,     June 28,      June 29,      June 24,     June 25,
                                  1998         1997          1996          1995         1994
                                  ----         ----          ----          ----         ----
Total Stores:
   Beginning of period ....       121          120           120           121          109
      Newly constructed ...         4            8             4             3            5
      Acquired.............         0            2             0             0           15(a)
      Closed...............       (10)          (9)           (4)           (4)          (8)(a)
                               ------       ------        ------        ------       ------
   End of period ..........       115          121           120           120          121
                               ------       ------        ------        ------       ------
                               ------       ------        ------        ------       ------
Major Remodels(b)..........        11            0             5             5            5
                               ------       ------        ------        ------       ------
                               ------       ------        ------        ------       ------

(a) Reflects the acquisition of 15 stores in Austin and Houston from AppleTree Markets, Inc. and the immediate closure of three of such stores in Austin.

(b) Includes the completion of major remodels involving expenditures of at least $1.0 million per store.

Merchandising

         The Company's merchandising strategy is designed to create a differentiated "one-stop" shopping experience that blends concerns for value and quick service with variety, quality and convenience. Management believes that its merchandising strengths have fostered a loyal customer base by establishing a distinctive reputation for providing high quality products and a variety of specialty departments.

Expanded Selections of Quality Meat, Seafood, Produce and Other Perishables. The Company's stores are well-known for their broad selection of quality meats, seafood, produce and other perishables. The Company believes that its reputation for carrying select cuts of beef, natural poultry and pork, fresh seafood and local produce differentiates its stores from those of its competitors. The Company's full-service meat departments generally incorporate an open design which fosters interaction among butchers and customers. All meat offerings are skillfully trimmed and appealingly displayed. A wide range of home replacement meals, such as shish kebabs, chicken kiev and stuffed game hens, are featured in each store's meat department, and many stores' meat departments include full-service smokehouses. Fresh fish and seafood from nearby Gulf waters are delivered daily to each store. The Company's produce departments are designed to portray an open market feel with carefully selected and appealingly displayed produce and offerings of fresh herbs and organically grown fruits and vegetables. An extensive variety of produce from local growers is given special emphasis in store merchandising.

High Quality Convenience-Oriented Specialty Departments and Services. Based on market and demographic data, management believes that supermarkets offering a broad array of products and time-saving services are perceived by customers as part of a solution to today's lifestyle demands. Accordingly, a principal component of the Company's merchandising strategy is to design stores which offer a "one-stop" shopping experience. In-store services such as bank branches, ATMs, dry-cleaning services and video rental departments are strategically placed near the front of the stores. Gourmet coffee bars, in-store bakeries and prepared foods sections are conveniently located near seating areas. Most stores are open 24 hours, with well-lit parking lots and on-site security personnel.

Increased Emphasis on Prepared Foods and Home Meal Replacement Items. Many stores offer daily selections of pastas and dinner entrees, as well as made-to-order pizzas, rotisserie chickens, quiches, hot and cold sandwiches and salads. In Flagship and New Generation Stores, food is prepared in open areas to increase shoppers' confidence in product freshness. In Flagship Stores, selections extend to entrees prepared on the premises by the culinary staff and a sushi bar staffed by trained sushi chefs. In many stores, baked goods are made daily from scratch, including bagels, hot rolls, scones, brioche and specialty breads; and most Flagship Stores are staffed with a French pastry chef. Each store contains a full-service florist shop offering flowers and plants delivered daily by vendors, and most stores are staffed by master florists or designers. The majority of the stores also offer an extensive selection of wines and champagnes, including wines from well-known California and French vineyards as well as local vineyards.

         The Company's video rental departments feature over 3,500 movie titles, rental VCRs and snack centers all contained in an appealing alcove decorated with glossy posters and monitors playing current videos. Most stores include a bank branch and/or ATM machines, one-hour photo processing, as well as a full-service pharmacy. Customer service centers in each store provide a wide array of services, including the purchase of lottery and movie tickets, check cashing, payment of utility bills and car licenses.

Private Label Program

         The Company supplements its branded grocery offerings with a selection of private label goods, including grocery, general merchandise, floral, health and beauty products, dairy, meat, produce and delicatessen products. In comparison to national brands, private label goods provide comparable quality at lower prices to customers and higher gross margins to the Company. In addition, the Company uses private label products as negotiating leverage with branded suppliers to enhance margins on branded products as well. The Company currently offers a three-tiered private label program including President's Choice premium private label products, its own Remarkable brand private label products and Value Time private label products catering to value-conscious consumers. The Company procures Remarkable and Value Time products through Topco Associates, Inc., a national food buying cooperative owned by over 30 retail, wholesale and food service operators and offering over 7,000 private label branded goods. In addition, Daymon Associates, a leading sales and marketing company for private label brands, helps manage the Company's private label program. The Company has not entered into any contractual agreements with Daymon Associates. The Company is currently expanding its private label offerings across all tiers, with particular emphasis on increasing Remarkable label offerings.

Advertising and Marketing

         The Company advertises through television, radio, newspapers and newspaper inserts, with an emphasis placed on its reputation for providing high quality products and exceptional service. The Company distributes a large number of its circulars to target markets each week. The Company regularly promotes new products and services through in-store demonstrations and samplings, and "point of sale" coupons. In addition, in order to enhance its name recognition and quality-oriented image, the Company sponsors a number of local and nationally recognized charitable organizations and professional sports franchises.

         The Company's frequent shopper program has become the cornerstone of its marketing efforts since its inception in the fall of 1996. Currently, frequent shopper card holders account for a majority of the Company's total sales and a significant percentage of the Company's total transactions. Data generated from frequent shopper card purchases enables the Company to track changing sales and demographic patterns and customer preferences. The Company uses such data to allocate advertising resources and shelf space accordingly and focus on targeted marketing activities (i.e., direct mailings) that are tailored to the needs of the consumer.

         Frequent shopper card holders currently receive check-cashing privileges, debit card capability, electronic discounts and direct mailings from the Company. In addition, in conjunction with the Company's "Good Neighbor" program, frequent shopper card holders can select from one of over 6,500 participating not-for-profit organizations, and the Company will donate a fixed percentage of the holder's frequent shopper card purchases to that organization.

Purchasing and Distribution

         During Fiscal Year 1998, approximately 42% of the Company's purchases were supplied through its own distribution network, approximately 33% were supplied directly from vendors and approximately 25% were supplied by a third party supplier, Fleming Companies, Inc. ("Fleming"). Fleming has been a long-term supplier of the Company and had a contract with the Company which was to expire in June 2001. However, the Company initiated an arbitration proceeding against Fleming on July 30, 1997 for breach of the supply agreement. On July 7, 1998, the arbitration panel found that Fleming did materially breach the supply agreement and the contract was terminated as of July 7, 1998. Currently, Fleming is continuing to distribute products to the Company under the terms of a standstill agreement. See the discussion under Legal Proceedings "Fleming Dispute" for further information related to the Fleming arbitration.

         Currently, the Company operates two distribution centers in Houston (the Telge Road facility and the Rogerdale facility) and one in Dallas (the Inwood facility) which in the aggregate total approximately 600,000 square feet. The Telge Road facility in Houston houses refrigerated perishable goods and dry grocery. It is located on 70 acres of Company-owned land, approximately 10 of which have been developed. The Rogerdale facility in Houston houses dry grocery and is located on approximately 29 acres of Company-owned land, approximately 20 of which have been developed. The Inwood facility located in Dallas houses refrigerated perishable goods and dry grocery and is located on 25 acres of Company-owned land, substantially all of which has been developed. See the discussion under Properties "Distribution Facilities" for additional information regarding these properties.

         Each store submits orders to the distribution facilities through a centralized processing system, and merchandise is normally received by the store the next day. Merchandise is delivered from the distribution facilities through a leased fleet of 27 tractors, 66 refrigerated trailers and 23 dry trailers and another 6 refrigerated trailers and 2 dry trailers which the Company owns. The majority of the Company's stores in Houston and Dallas are located within a 70-mile radius of the distribution facilities.

         With the termination of the 1993 supply agreement with Fleming, the Company is moving towards its objective of self-distribution through an enhancement of its distribution network. During Fiscal Year 1998, the Company began an approximately $35.0 million expansion of the Telge Road facility that will increase the square footage from approximately 150,000 square feet to approximately 525,000 square feet. Such expansion will facilitate the consolidation of the Rogerdale facility, which has approximately 175,000 square feet, into the Telge Road facility. The expansion of the Telge Road facility and consolidation of the Rogerdale facility are expected to be complete and operational during the fiscal year ending June 26, 1999 ("Fiscal Year 1999"). On August 7, 1998, the Company sold the Rogerdale facility and entered into a 24 month operating lease on the facility which allows the Company to terminate the lease after 12 months and the lessor to terminate the lease after 18 months. Additionally, the Company has entered into negotiations to lease a distribution facility in Roanoke, Texas (the "Alliance facility"). The Alliance facility has approximately 1.2 million square feet, 975,000 of which the Company would lease. The Alliance facility is a full-line distribution center with dry, perishable and frozen facilities. The Company plans to move the operations of the approximately 295,000 square foot Inwood facility to the Alliance facility during Fiscal Year 1999. The Company anticipates that it will spend approximately $13.0 million on fixtures and equipment for the Alliance facility. The Company will accordingly expand the size of its fleet to maintain the distribution facilities' level of service to the stores in connection with its move to self distribution.

         While the Company has distributed products to its stores for many years, the anticipated expansion and move to self distribution presents multiple risks that could potentially have an adverse impact on the Company's financial results for a particular quarter or annual reporting period. Such risks include, but are not limited to, excess inventory levels and disruptions of product delivery and sourcing. Additionally, the Company could have disruption of product flow during the transition from Fleming. The Company has developed extensive transition plans including the testing of the distribution network prior to the transition. Management believes its prior experience in distribution and its planning process mitigate the risks associated with the transition and has no reason to believe that it will experience a significant disruption of supply during the transition to self distribution.

Competition

         The supermarket industry is highly competitive and characterized by narrow profit margins. The Company's competitors include national and regional supermarket chains, independent and specialty grocers, drug and convenience stores, and the newer "alternative format" food stores, including warehouse club stores, deep discount drug stores and supercenters. Supermarket chains generally compete on the basis of location, quality of products, service, price, variety and store condition. The Company regularly monitors its competitors' prices and adjusts its prices and marketing strategy as management deems appropriate in light of existing conditions. The Company faces increased competitive pressure in all of its markets from existing competitors which have opened, and appear to have plans to continue to open, a significant number of new stores in the Company's markets. Some of the Company's competitors have greater financial resources than the Company and could use these resources to take measures which could adversely affect the Company's competitive position.

         The Company's principal competitors in Houston are The Kroger Co. ("Kroger"), Fiesta Mart Inc. and H.E. Butt Grocery Company ("H.E.B."), with market shares of approximately 27%, 11% and 10%, respectively. The Company's market share in Houston is approximately 21%. The Company's principal competitors in Dallas are Albertsons Inc. ("Albertsons"), Minyard Food Stores ("Minyard") and Kroger, with market shares of approximately 24%, 16% and 16%, respectively. The Company's market share in Dallas is approximately 17%. The Company's principal competitors in Fort Worth are Albertsons, Winn-Dixie Stores, Kroger and Minyard, with market shares of approximately 24%, 19%, 18% and 10%, respectively. The Company's market share in Fort Worth is approximately 6%. The Company's principal competitors in the Austin metropolitan area are H.E.B. and Albertsons, with market shares of approximately 53% and 17%, respectively. The Company's market share in Austin is approximately 15%.

Employees and Labor Relations

         The Company is one of the largest private employers in Texas. As of June 27, 1998, the Company employed 18,368 persons, of whom approximately 40.0% were full-time and approximately 60.0% were part-time employees. Of this number, 17,378 were employed in supermarkets, 455 were employed in the warehouse operations and 535 were employed in the Company's corporate offices. The Company currently employs an average of 151 employees in each store.

      Employee Type:                                                   Total
      Salaried .................................................        2,010
      Hourly:
         Full-time .............................................        5,332
         Part-time .............................................       11,026
                                                                       ------
          Total.................................................       18,368
                                                                       ------
                                                                       ------

         The Company's employees are not members of unions or parties to collective bargaining agreements.

Tradenames and Trademarks

         The Company uses a variety of tradenames and trademarks. Except for Randalls, Tom Thumb and Remarkable, the Company does not believe any of such tradenames or trademarks are material to its business. The Company has granted the right to certain retail shopping centers to use the Randalls, Tom Thumb and Simon David tradenames as part of the tradenames of such shopping centers, so long as the Company's stores are operating in such shopping centers.

Environmental Matters

         The Company is subject to federal, state and local laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposal or other releases of hazardous materials. Under various environmental laws and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property and may be held liable to a governmental entity or to third parties for damages and for investigation and clean-up costs incurred by such parties in connection with the contamination. The Company believes that it currently conducts its operations, and in the past has operated its business, in substantial compliance with applicable environmental laws and regulations. There can be no assurance that
(i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Company's properties will not be affected by tenants, by the condition of land or operations in the vicinity of such properties (such as the presence of underground storage tanks), or by third parties unrelated to the Company. From time to time, operations of the Company have resulted or may result in noncompliance with or liability for cleanup pursuant to environmental laws and regulations. The Company has determined that underground storage tanks at truck fueling sites in Texas and Nebraska may have leaked fuel and other materials and resulted in soil contamination. At the Abilene, Texas site, based on soil and groundwater remediation efforts to date, the Company estimates a range of future expenditures between $300,000 and $700,000, substantially all of which has been reserved. With respect to a second site, located in Dallas, Texas, the Company has paid remediation costs of approximately $300,000, and state regulatory authorities have advised the Company that no further corrective action is necessary. One other site, located in Garland, Texas, was sold to a party who accepted responsibility for corrective action pertaining to leaking underground storage tank site remediation. Under applicable environmental laws, the Company may remain liable for remediation of the Garland site, which the Company estimates may cost up to approximately $100,000 or more. Remediation of the Nebraska site had been initiated but was suspended due to shortfalls in the Nebraska Fund dedicated to remediation of leaking underground storage tanks. Future remedial work at the Nebraska site (if any) may be borne by either the Company or the aforementioned Fund. The Company believes that the remediation efforts described above, which represent the Company's material environmental matters, will not have a material adverse effect on its financial condition, results of operations or cash flow.

         The Company has not incurred material capital expenditures for environmental controls during the previous three fiscal years, nor does the Company anticipate incurring any such material expenditures to comply with environmental regulations during the Fiscal Year 1999 or the fiscal year ending June 24, 2000.

Government Regulation

         The Company is subject to regulation by a variety of governmental agencies, including, but not limited to, the U.S. Food and Drug Administration, the U.S. Department of Agriculture, and other federal, state and local agencies. The Company's stores are also subject to local laws regarding the sale of alcoholic beverages.

Item 2. PROPERTIES

         The Company operates a total of 115 supermarkets, with 50 located in the Houston area, 53 in the Dallas/Fort Worth area and 12 in the Austin area. Five of the Company's stores are owned and 110 are leased (two of which are held through interests in joint ventures).

         As a result of acquisitions, new store construction and remodelings, total square footage in the Company's stores has increased approximately 15% since 1993 from approximately 5,172,000 square feet to approximately 5,939,000 square feet in 1998 and average store size has increased from approximately 47,500 square feet to approximately 51,600 square feet over the same period. While most of its newer stores are larger and while the Company expects the average size of its stores to grow as stores are remodeled and new stores are opened, the Company intends to remain flexible as to the size of new, acquired and remodeled stores. Eighty of the Company's stores are larger than 50,000 square feet.

         The Company's real estate holdings consist of 139 leasehold interests (the "Leased Properties") and 30 owned properties (the "Fee Properties"). The Company also owns interests in five properties through joint ventures (the "Joint Venture Properties"). The Company's ownership interests in the Joint Venture Properties range from 50.0% to 83.3%. As of June 27, 1998, the book value of the Company's investments in the five Joint Venture Properties is $2.8 million. As of June 27, 1998, the Joint Venture Properties had approximately $9.0 million of indebtedness, all of which is nonrecourse to the Company. The Company shares in the profits and losses on the Joint Venture Properties on a pro rata basis with the other joint venture owners. See Footnote 4 to the Consolidated Financial Statements.

Leased Properties

         The Company leases 139 properties under standard commercial leases which generally obligate the Company to pay its proportionate share of real estate taxes, common area maintenance charges and insurance costs. In addition, such leases generally provide for percentage of sales rent when sales from the store exceed a certain dollar amount. Generally these leases have 20-year terms, with four five-year renewal options. The Company owns a majority of the fixtures and equipment in each leased location and has made various leasehold improvements to the store sites. Company stores are located on 110 of the 139 Leased Properties and, of the remaining 29 leases, ten leases are for closed stores, two leases are for satellite warehouse space, and 17 have been assigned or subleased to unaffiliated third parties, generally in connection with store closings.

Fee Properties

         The Company owns the 30 Fee Properties through Randall's Properties, Inc., a wholly-owned subsidiary. The Fee Properties consist of the Company's headquarters in Houston (comprised of two sites), the three warehouses (see "Distribution Facilities"), two shopping centers which are occupied by Company stores, and one shopping center which is not occupied by a Company store, three free-standing supermarkets, one store leased to an unaffiliated party, 14 undeveloped properties and four properties currently under construction. The Company has entered into sale leaseback arrangements with third parties in connection with the two shopping centers which are occupied by Company stores and two of the properties under construction.

Joint Venture Properties

         The five Joint Venture Properties are comprised of two shopping centers which contain Company stores and three parcels of undeveloped land. The joint ventures relating to the Joint Venture Properties were originally formed in order to acquire land, develop shopping centers and lease the land. The Company currently does not intend to enter into any additional joint venture or similar arrangements in the future.

Distribution Facilities

         The Company currently operates two distribution facilities in Houston and one in Dallas, which in the aggregate total approximately 600,000 square feet. The Telge Road facility in Houston consists of 109,640 square feet of refrigerated space to store perishable goods, 33,040 square feet of dry grocery space and 7,000 square feet of office space, and is located on approximately 70 acres of Company-owned land, 10 of which have been developed. The Rogerdale facility in Houston consists of 161,279 square feet of dry grocery space and 13,916 square feet of office space, and is located on approximately 29 acres of Company-owned land, approximately 20 of which have been developed. The Inwood facility located in Dallas consists of 78,854 square feet of refrigerated space, 194,020 square feet of dry grocery space, and 21,900 square feet of office space, and is located on approximately 25 acres of Company-owned land, substantially all of which has been developed. During Fiscal Year 1998, the Company began an approximately $35.0 million expansion of the Telge Road facility that will increase the square footage to approximately 525,000 square feet. Such expansion will facilitate the consolidation of the Rogerdale facility into the Telge Road facility. The expansion of the Telge Road facility and consolidation of the Rogerdale facility are expected to be complete and operational during Fiscal Year 1999. On August 7, 1998, the Company sold the Rogerdale facility and entered into a 24 month operating lease on the facility which allows the Company to terminate the lease after 12 months and the lessor to terminate the lease after 18 months. Additionally, the Company has entered into negotiations to lease a distribution facility in Roanoke, Texas (the "Alliance facility"). The Alliance facility has approximately 1.2 million square feet, 975,000 of which the Company would lease. The Alliance facility is a full-line distribution center with dry, perishable and frozen facilities. The Company plans to move the operations of the approximately 295,000 square foot Inwood facility to the Alliance facility during Fiscal Year 1999. The Company anticipates that it will spend approximately $13.0 million on fixtures and equipment for the Alliance facility. See "Purchasing and Distribution" for a more complete discussion related to the expansion of the distribution facilities.

Item 3. LEGAL PROCEEDINGS

         MSP Litigation

      Following the Cullum Acquisition in August 1992, the Company terminated Cullum's Management Security Plan for Cullum Companies, Inc. ("the MSP"). In respect of such termination, the Company paid MSP participants the greater of
(i) the amount of such participant's deferral or (ii) the net present value of the participant's accrued benefit, based upon the participant's current salary, age and years of service. Thirty-four of the former MSP participants have instituted a claim against the Company on behalf of all persons who were participants in the MSP on its date of termination (which is alleged by plaintiffs to be approximately 250 persons). On May 7, 1997, the plaintiffs filed an amended complaint for the Court to recognize their action as a class action, to recover additional amounts under the MSP, for a declaration of rights under an employee pension benefit plan and for breach of fiduciary duty. The plaintiffs assert that the yearly plan agreement executed by each participant in the MSP was a contract for a specified retirement and death benefit set forth in such plan agreements and that such benefits were vested and nonforfeitable. A pre-trial order in the MSP litigation, which was submitted to the Court on October 22, 1997, states that an expert for the plaintiffs, assuming class certification, may testify that the damages allegedly sustained by the plaintiff class may range from approximately $18.0 million to $37.2 million and, assuming that a court were to award additional damages based on a rate of return achieved by an equity index over the relevant period, such damages may range from approximately $37.4 million to $70.6 million. On December 30, 1997, the Court issued an order denying the plaintiffs' summary judgment motion on the plaintiffs' claim that the MSP was not an exempt "top hat plan" (a plan which is unfunded and maintained by an employer primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees). The order also granted the Company's summary judgment motions on two of the plaintiffs' ancillary claims, but did not address the plaintiffs' request for certification as a class action. On June 16, 1998, the Court certified the case as a class action for the limited issue of determining if the MSP was an exempt "top hat plan". The Court defined the class as all persons who, on the date of the termination of the MSP, were participants in the MSP and were employed by Randall's Food Markets, Inc. On June 5, 1998, the Court ruled that the plan was "unfunded", meaning that the trial of the limited class action issue will deal only with the question of whether the MSP was "maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees." On September 8, 1998, a pre-trial conference was held to discuss burden of proof, expert testimony and meaning of "select group" and the evidence to be considered at the trial. The Court has set the trial of the limited class action issue for the week of October 26, 1998. After the initial class issue is resolved, the Court will then evaluate whether any other issues should be addressed in a class action context. Based upon current facts, the Company is unable to estimate any meaningful range of possible loss that could result from an unfavorable outcome of the MSP litigation. It is possible that the Company's results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially affected by an ultimate unfavorable outcome of the MSP litigation. However, the Company intends to vigorously contest the MSP claim and, although there can be no assurance, management currently does not anticipate an unfavorable outcome based on management's independent analysis of the facts relating to such litigation.

Fleming Dispute

         On July 30, 1997, the Company initiated an arbitration proceeding before the American Arbitration Association (the "Arbitration Panel") against Fleming Companies, Inc. ("Fleming"), its principal and long-time supplier. In the action, the Company alleged, among other things, that Fleming violated the terms of a supply agreement signed in 1993. Under the terms of the supply agreement, the Company was to purchase groceries and other items at Fleming's cost, plus a markup. Among the violations alleged by the Company are claims that Fleming wrongfully manipulated its costing procedures, which resulted in overcharges, and then unilaterally changed the overall pricing formula. Additionally, the Company alleged that Fleming failed to provide supporting documentation for purchases as required under the contract. Since 1993 when the supply agreement was signed, the Company has purchased approximately $2.5 billion in products from Fleming.

         On July 7, 1998, the Arbitration Panel unanimously found that Fleming materially breached the supply agreement and the contract was terminated as of July 7, 1998. The Arbitration Panel awarded $23,664 to Fleming on a counterclaim. Under the binding decision, the contract was terminated without payment of any termination fee. On July 10, 1998, in response to Fleming's threat to immediately discontinue supply of product to the Company, the United States District Court issued a temporary restraining order requiring Fleming to continue selling product and the Company to continue paying for those products until July 20, 1998 while both parties addressed all issues with the Arbitration Panel. Shortly after the issuance of the temporary restraining order, the Company entered into negotiations with Fleming on a transition agreement which would allow the Company to continue to buy, and Fleming to continue to sell, products during the transition period under generally the same terms in place prior to the contract termination. On July 16, 1998, the Company and Fleming went before the Arbitration Panel to argue the issues. A stand-still agreement was reached whereby both parties agreed to conduct business during the negotiation phase of the transition agreement on the same terms as prior to the termination of the contract. Although the temporary restraining order has lapsed by its own terms, the Company continues to have a lawsuit on file with the United States district court, and Fleming is required to give the Company five calendar days notice of its intent to discontinue supply of product in the event Fleming determines that the parties are no longer negotiating in good faith. While the Company cannot predict with certainty the ultimate outcome of this matter, it continues to work with Fleming on a smooth transition plan. The Company has no reason to believe that it will experience a significant disruption of supply during the negotiation of the transition agreement and transition to self distribution.

         During Fiscal Year 1998, the Company commenced expansion of its distribution system in a move towards self-distribution. Such expansion will optimize the Company's distribution system and is expected to be completed during Fiscal Year 1999. See "Purchasing and Distribution" for discussion related to the expansion of the distribution facilities.

John Paul Mitchell Lawsuit

         On August 26, 1998, a jury in the 126th District Court, Travis County, Texas, returned a verdict against the Company and a co-defendant, Jade Drug Company, Inc. ("Jade"), finding both parties intentionally conspired with each other to interfere with contracts between John Paul Mitchell Systems ("Mitchell") and one or more of its distributors and /or salons. The jury found the Company guilty of having in its possession, selling or offering for sale Mitchell products that it knew, or that a reasonable person in the position of the Company would know, had serial numbers or other permanent identification markings removed, altered or obliterated. The jury found that the company unfairly competed with Mitchell by purchasing and distributing the products and infringed on Mitchell's trademark. The jury also found that the harm caused Mitchell resulted from malice.

         The jury awarded Mitchell and its co-plaintiff, Ultimate Salon Services Inc., $3.25 million in joint and several damages from the Company and Jade, $4.5 million in exemplary damages from the Company and $3.0 million in actual damages and $4.5 million in exemplary damages from Jade.

         The judge has yet to enter a judgment in the matter. The Company intends to vigorously seek to have the verdict, if it stands, overturned on appeal. Nonetheless, the Company is currently reviewing its insurance coverage and other remedies. Although the outcome of this matter cannot be predicted with certainty, management believes it will not have a material impact on the Company's financial position, results of operations or cash flows.

         Other than the foregoing matters, the Company believes it is not a party to any pending legal proceedings, including ordinary litigation incidental to the conduct of its business and the ownership of its property, the adverse determination of which would have a material adverse effect on the Company, its operations, its financial condition, or its cash flows.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         All of the Company's equity securities sold during the period covered by this Form 10-K were registered under the Securities Act except as disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended January 10, 1998.

Part II.

Item 6. SELECTED FINANCIAL DATA

         The following table sets forth selected historical consolidated condensed financial and other data for the Company. The historical consolidated financial statements of the Company for 52 weeks ended June 27, 1998 ("Fiscal Year 1998") and 52 weeks ended June 28, 1997 ("Fiscal Year 1997") have been audited by Deloitte & Touche LLP and the historical consolidated financial statements for 53 weeks ended June 29, 1996 ("Fiscal Year 1996"), 52 weeks ended June 24, 1995 ("Fiscal Year 1995"), and the 52 weeks ended June 25, 1994 ("Fiscal Year 1994") have been audited by Arthur Andersen LLP. The historical consolidated financial data as of June 27, 1998 and June 28, 1997 and for the Fiscal Year 1998, Fiscal Year 1997 and Fiscal Year 1996 have been derived from, and should be read in conjunction with, the audited consolidated financial statements of the Company and notes thereto included elsewhere in this Form 10-K.

       Selected Historical Consolidated Condensed Financial and Other Data

                                                                 Fiscal Year Ended
                                  ---------------------------------------------------------------------------------
(dollars in thousands)             June 27, 1998  June 28, 1997  June 29, 1996    June 24, 1995   June 25, 1994
----------------------             -------------  -------------  -------------    -------------   -------------
                                    (52 weeks)      (52 weeks)       (53 weeks)      (52 weeks)      (52 weeks)
Operating Data:
Net sales........................    $ 2,419,023     $ 2,344,983     $ 2,368,645      $ 2,328,247     $ 2,304,524
Cost of sales (1)................      1,755,203       1,711,832       1,739,832        1,728,698       1,718,761
                                     -----------     -----------     -----------      -----------     -----------
   Gross profit..................        663,820         633,151         628,813          599,549         585,763
Selling, general and
   administrative expenses.......        541,497         559,578         506,049          501,634         495,280
Depreciation and amortization....         50,908          48,875          45,814           47,447          45,065
Interest expense, net(2).........         32,949          36,828          38,981           43,411          50,442
Gain on sale of warehouse........             --              --              --               --        (5,187)
Litigation charge(3).............             --           9,500           1,000               --             --
Severance/benefits charge(4).....             --           4,512              --               --             --
Estimated store closing costs(1).             --          29,790           1,215               --             --
                                     -----------     -----------     -----------      -----------     -----------
   Income (loss) before income taxes
      and extraordinary item.....        38,466        (55,932)          35,754            7,057             163
(Provision) benefit for income taxes    (17,730)          15,215        (16,316)          (7,020)         (3,667)
                                     -----------     -----------     -----------      -----------     -----------
   Income (loss) before
      extraordinary item.........         20,736        (40,717)          19,438               37         (3,504)
Loss on early extinguishment of
   debt(5)                                    --         (9,798)              --               --             --
                                     -----------     -----------     -----------      -----------     -----------
   Net income (loss).............    $    20,736     $  (50,515)     $    19,438      $        37     $   (3,504)
                                     -----------     -----------     -----------      -----------     -----------
                                     -----------     -----------     -----------      -----------     -----------
Ratio of earnings to fixed charges(6)       1.77x             --            1.67x            1.13x           1.00x

Other Data:
EBITDA(7)( 8)....................    $   124,224     $    33,205     $   122,641      $    98,982     $    97,801
Stores open at end of year(9)....            115             121             120              120             121

Balance Sheet Data (end of period):
Working capital (deficit)........    $  (12,315)     $    11,429     $    29,895      $    30,186     $    44,211
Total assets.....................        883,747         862,374         823,265          816,790         876,820
Total long-term debt and capital
   lease obligations.............        342,506         362,148         437,982          463,944         533,273
Redeemable common stock..........          5,155           5,002          31,045           18,749          16,097
Stockholders' equity.............        231,290         213,361         136,650          134,753         128,165

Cash Flow Data:
Cash flows from operating
   activities....................    $   110,600     $    28,698     $    63,846      $    53,508     $    62,239
Cash flows from investing
   activities....................        (87,194)        (50,006)        (33,782)            (108)           7,651
Cash flows from financing
activities.......................        (10,278)          12,737        (31,229)         (54,331)       (107,037)


See Notes to Selected Historical Consolidated Condensed Financial and Other Data

  Notes to Selected Historical Consolidated Condensed Financial and Other Data

(1) Cost of sales for Fiscal Year 1997 includes inventory losses of approximately $3.0 million recorded in connection with the Company's plan to close, replace or sell certain stores, two of which were closed during Fiscal Year 1997 and ten of which were closed during Fiscal Year 1998. Estimated store closing costs in Fiscal Year 1997 represents an additional charge recorded in connection with such planned closures.

(2)      Represents interest expense net of interest income.

(3) During Fiscal Year 1997, the Company increased its litigation reserve by $9.5 million to fully reserve for the settlement of a lawsuit in which two individuals alleged on behalf of the Company Employee Stock Ownership Plan ("ESOP") and certain participants and former participants in and beneficiaries of the ESOP alleged that the Company, certain employees thereof and certain entities which engaged in a variety of services relating to the ESOP had violated various federal and state laws in connection with the operation of the ESOP. The Company concluded it was desirable to settle the litigation in order to avoid further expense, inconvenience and distractions, as well as the uncertainty and risks inherent in litigation.

(4) Represents a charge recorded in connection with departure of certain executives and other employees of the Company, as well as certain charges relating to benefits granted under certain employment agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(5) Represents an extraordinary item of $9.8 million, net of taxes of $6.0 million, resulting from the early extinguishment of debt.

(6) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before income taxes, plus fixed charges (net of capitalized interest). Fixed charges consist of interest expense on all indebtedness and capitalized interest, amortization of deferred financing cost, and one-third of rental expense on operating leases representing that portion of rental expense deemed by the Company to be attributable to interest. For Fiscal Year 1997, the deficiency in earnings to cover fixed charges was $55.9 million.

(7) "EBITDA" represents earnings before net interest expense, income taxes, depreciation, amortization, extraordinary items and LIFO provisions. The LIFO provision for Fiscal Year 1998, Fiscal Year 1997, Fiscal Year 1996, Fiscal Year 1995 and Fiscal Year 1994 was approximately $1.9 million, $3.4 million, $2.1 million, $1.1 million, and 2.1 million, respectively. EBITDA is not intended to represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income, as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. EBITDA is included in this report as it is a basis upon which the Company assesses its financial performance, and certain covenants in the Company's borrowing arrangements are tied to similar measures. EBITDA should not be used as a measure of performance between companies as computations differ among companies.

(8) Included in EBITDA for Fiscal Year 1997 are approximately $63.4 million of charges to record an inventory charge, a year-end closed store accrual (see note (1)), the settlement of the ESOP litigation (see note (3)), costs associated with implementation of the Company's frequent shopper program, a severance accrual (see note (4)), compensation expense related to the issuance of shares of restricted common stock to certain employees, accruals for transaction costs related to the Recapitalization, sales taxes, payroll taxes, legal expenses, rent and other payables. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."

(9) The following sets forth additional information concerning changes in the Company's store base:

                                                       Fiscal Year Ended
                               ----------------------------------------------------------------
                                June 27,     June 28,      June 29,      June 24,     June 25,
                                  1998         1997          1996          1995         1994
                                  ----         ----          ----          ----         ----
Total Stores:
   Beginning of year ......       121          120           120           121          109
      Newly constructed ...         4            8             4             3            5
      Acquired.............         0            2             0             0           15 (a)
      Closed...............       (10)          (9)           (4)           (4)          (8)(a)
                                  ---           --            --            --           --
   End of year ............       115          121           120           120          121
                                  ---          ---           ---           ---          ---
                                  ---          ---           ---           ---          ---


         (a) Reflects the acquisition of 15 stores in Austin and Houston from AppleTree Markets, Inc. and the immediate closure of three such stores in Austin.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of the results of operations of the Company covers certain periods before completion of the Recapitalization and the related transactions. Accordingly, the discussion and analysis of such periods do not reflect the significant impact that the Recapitalization and the related transactions have had and will continue to have on the Company. However, since the Recapitalization occurred prior to the close of Fiscal Year 1997, the balance sheet of the Company as of June 28, 1997, and hence the discussion of liquidity and capital resources, reflects the impact of the Recapitalization. See the discussion below under "Liquidity and Capital Resources" for further discussion relating to the impact that the Recapitalization had and may in the future have on the Company.

         The Company operates on a 52 or 53 week fiscal year ending on the last Saturday of each June. Same store sales is defined as net sales for stores in operation in each of the current fiscal periods and the comparable periods of the prior fiscal year. Replacement stores are included in the same store sales calculation. A replacement store is defined as a store that is opened to replace a store that is closed nearby. During Fiscal Year 1997, the Company recorded a charge of approximately $32.8 million which includes $3.7 million relating to stores that were closed or sold in Fiscal Year 1997 and $29.1 million related to stores the Company planned to close, replace or sell. Approximately $29.8 million of such Fiscal Year 1997 charge is reflected as estimated store closing costs, and approximately $3.0 million is included in cost of sales. During Fiscal Year 1998, the Company closed or sold ten such stores. The Company continually reviews its portfolio of stores and may decide to close, replace or sell additional stores in the future.

Presented below is a table showing the percentage of net sales represented by certain items in the Company's consolidated condensed statements of operations (dollars in thousands):

                  Fiscal Year Ended       Fiscal Year Ended        Fiscal Year Ended
                    June 27, 1998           June 28, 1997            June 29, 1996
               ----------------------  -----------------------  ------------------
Net sales....    $2,419,023       100%  $2,344,983      100.0%  $2,368,645     100.0%
Cost of sales     1,755,203      72.6    1,711,832       73.0    1,739,832      73.5
                  ---------   --------   ---------   --------    ---------   --------
   Gross profit.    663,820      27.4      633,151       27.0      628,813      26.5
Selling, general
 and administrative
   expenses..       541,497      22.4      559,578       23.9      506,049      21.4
Depreciation
   and amortization  50,908       2.1       48,875        2.1       45,814       1.9
Interest expense,
   net.......        32,949       1.4       36,828        1.6       38,981       1.6
Litigation               --       0.0        9,500        0.4        1,000       0.0
   charge....
Severance/benefits
   charge....            --       0.0        4,512        0.2           --       0.0
Estimated store
  closing costs...       --       0.0       29,790        1.3        1,215       0.1
                  ---------       ---     --------       ----     --------       ---
Income before income
  taxes and
  extraordinary
  item......         38,466      1.60      (55,932)      (2.4)      35,754       1.5
(Provision)
   benefit for
   income taxes.... (17,730)     (0.7)      15,215        0.6      (16,316)     (0.7)
Loss on early
   extinguishment
   of debt...            --       0.0       (9,798)       0.4           --       0.0
                  ---------       ---     --------       ----     --------       ---
Net income (loss) $  20,736       0.9%    $(50,515)      (2.2)%   $ 19,438       0.8%
                  ---------       ---     --------       ----     --------       ---
                  ---------       ---     --------       ----     --------       ---
EBITDA.......     $ 124,224       5.1%    $ 33,205        1.4%    $122,641       5.2%
                  ---------        ---    --------       ----     --------       ---
                  ---------        ---    --------       ----     --------       ---


Comparison of Fiscal Year 1998 and Fiscal Year 1997

Net Sales

      Net sales for Fiscal Year 1998 increased by $74.1 million (3.2%) compared to Fiscal Year 1997. Such increase is partially attributable to additional sales of $81.4 million generated from the opening of two new stores (excluding two replacement stores) during Fiscal Year 1998 and the operation during such period of six stores (excluding four replacement stores) opened during the Fiscal Year 1997 which were not in operation during the entire Fiscal Year 1997. In addition, the Company experienced an increase in same store sales of approximately $87.5 million in Fiscal Year 1998 as compared to Fiscal Year 1997. These increases were offset by a decline of approximately $95.4 million primarily resulting from the closure of eight stores (excluding two replacement stores) during Fiscal Year 1998 and five stores (excluding four replacement stores) in Fiscal Year 1997 which were operating during part of Fiscal Year 1997. Same store sales during Fiscal Year 1998 increased approximately 3.9% compared to a decrease of approximately 1.3% during Fiscal Year 1997. Such improvement has resulted primarily from increased sales at newly remodeled stores, the contribution of four replacement stores, the success of other merchandising, marketing and promotional initiatives and favorable economic conditions.

Gross Profit

Gross profit for Fiscal Year 1998 increased by $30.7 million (4.8%) compared to Fiscal Year 1997. The dollar increase in gross profit is primarily attributable to the increased sales volume and more effective promotional efforts during the Fiscal Year 1998. Gross profit as a percentage of net sales increased to 27.4% for Fiscal Year 1998 from 27.0% for Fiscal Year 1997. Such increases are primarily due to more effective promotional efforts and higher gross margins at new and replacement stores. Such higher gross margins at new and replacement stores are due primarily to the more expansive specialty departments and the broader range of products and services offered by such stores.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses decreased $18.1 million (3.2%) during Fiscal Year 1998 compared to Fiscal Year 1997. Selling, general and administrative expenses as a percentage of net sales decreased to 22.4% for Fiscal Year 1998 from 23.9% for Fiscal Year 1997. Such decrease is due primarily to the Company's expense management efforts and approximately $19.3 million of other charges incurred in Fiscal Year 1997,including recognition of compensation expense in connection with the issuance of restricted common stock to certain of its employees, charges to record accruals for sales taxes, payroll taxes, legal expenses, rent and other payables, an inventory charge, costs associated with the implementation of the frequent shopper program and transaction costs related to the Recapitalization.

EBITDA (Earnings before net interest expense, taxes, depreciation, amortization, LIFO provision and extraordinary items) and Operating Income (Loss)

         EBITDA for Fiscal Year 1998 increased by $91.0 million (274.1%) compared to Fiscal Year 1997. EBITDA as a percentage of net sales increased to 5.1% for Fiscal Year 1998 from 1.4% for Fiscal Year 1997. EBITDA for Fiscal Year 1998 and Fiscal Year 1997 is defined to exclude LIFO provisions of approximately $1.9 million and $3.4 million, respectively, and $9.8 million of loss on early extinguishment of debt in Fiscal Year 1997. Operating income for Fiscal Year 1998 increased by $90.5 million (473.8%) compared to Fiscal Year 1997. Such increases are primarily attributable to the increases in gross profit, $19.3 million of selling, general and administrative expenses described above incurred in Fiscal Year 1997 which did not recur in Fiscal Year 1998, and approximately $44.1 million of additional other charges incurred in Fiscal Year 1997 which did not recur in Fiscal Year 1998. Such additional other charges included a year end closed store charge of approximately $30.1 million (of which, approximately $29.1 million related to stores the Company planned to close subsequent to Fiscal Year 1997 and approximately $1.0 million related to stores closed previously), settlement of litigation for approximately $9.5 million and a severance charge of approximately $4.5 million.

Depreciation and Amortization

         Depreciation and amortization expense for Fiscal Year 1998 increased by $2.0 million (4.2%). Such increase is primarily due to new store openings and the remodeling of certain existing stores in Fiscal Year 1997 and 1998. Looking forward, the Company expects depreciation expense to increase as the Company continues its program of remodeling and new store construction.

Interest Expense, Net

         Net interest expense for Fiscal Year 1998 declined by $3.9 million (10.5%) compared to Fiscal Year 1997, due primarily to a net reduction of debt. Looking forward, the Company expects interest expense will increase in future periods as the Company utilizes the revolving credit facility available under its bank credit agreement to finance its working capital needs and expected capital expenditures. See "Liquidity and Capital Resources".

Provision (Benefit) for Income Taxes

         The provision for income taxes for Fiscal Year 1998 was $17.7 million compared to a benefit of $15.2 million for Fiscal Year 1997. Such increase is primarily due to the Company's increased pre-tax income.

Net Income (Loss)

         Net income for Fiscal Year 1998 increased $71.3 million (141.0%) compared to Fiscal Year 1997.

Comparison of Fiscal Year 1997 and Fiscal Year 1996

Net Sales

         Net sales decreased by $23.7 million (1.0%) during Fiscal Year 1997 as compared to Fiscal Year 1996. Such decrease in net sales was attributable to the additional week of operations in Fiscal Year 1996. Based on a comparable 52 week year, net sales increased by $18.8 million, or 0.8% of net sales. Such increase was primarily attributable to additional sales of $93.5 million generated from the opening of six new stores during Fiscal Year 1997 and the operation for Fiscal Year 1997 of three stores opened during Fiscal Year 1996. Such increase was offset by a decline in same store sales of approximately 1.3% from Fiscal Year 1996 due to continued competitor store openings and remodels, and a decrease in sales of $41.7 million from Fiscal Year 1996 due to the closure of five stores during Fiscal Year 1997, two more than were closed during Fiscal Year 1996.


         The Company's same store sales during Fiscal Year 1997 decreased 1.3% compared to a decrease of 2.5% during Fiscal Year 1996. This improvement resulted primarily from the introduction of the frequent shopper program and other marketing initiatives and the contribution of three replacement stores.

Gross Profit

         Gross profit increased by $4.3 million (0.7%) and, as a percentage of net sales, increased to 27.0% for Fiscal Year 1997 from 26.5% for Fiscal Year 1996. This increase is attributable to higher margins from new and replacement stores, an increase in vendor rebates, as well as the impact for Fiscal Year 1997 of price increases implemented by the Company late in the second quarter of Fiscal Year 1996. The higher gross margins of new and replacement stores are due to their larger formats, more expansive specialty departments and broader range of products and services.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased by $53.5 million (10.5%) and, as a percentage of net sales, increased to 23.9% for Fiscal Year 1997 from 21.4% for Fiscal Year 1996. The increase is the result of increased advertising expenditures to introduce and promote the Company's frequent shopper program, expenses related to the introduction and start-up of the Company's Peapod on-line ordering and home delivery program, store occupancy costs of new and replacement stores in excess of the occupancy costs of closed stores, and an increase in labor and benefit costs associated in part with the new and replacement stores. Also included in selling, general and administrative expenses for Fiscal Year 1997 are $19.3 million of other charges, including recognition of compensation expense in connection with the issuance of restricted common stock to certain of its employees, charges to record accruals for sales taxes, payroll taxes, legal expenses, rent and other payables, an inventory charge, costs associated with implementation of the frequent shopper program and transaction costs related to the Recapitalization.

EBITDA (Earnings before net interest expense, taxes, depreciation, amortization, LIFO provision and extraordinary items) and Operating Income (Loss)

         EBITDA declined by $89.4 million (72.9%) from Fiscal Year 1996 and, as a percentage of net sales, declined to 1.4% for Fiscal Year 1997 from 5.2% for Fiscal Year 1996. EBITDA for Fiscal Year 1997 and Fiscal Year 1996 is defined to exclude LIFO provisions of approximately $3.4 million and $2.1 million, respectively. Operating income (loss) declined by $93.9 million (125.6%) from Fiscal Year 1996 and, as a percentage of net sales, declined to (0.8%) for Fiscal Year 1997 from 3.2% for Fiscal Year 1996. This decrease is attributable to the increase in selling, general and administrative expenses described above, partially offset by the $4.0 million increase in gross profit as described above, and an additional $44.1 million of other charges. Such additional other charges included a year end closed store charge of approximately $30.1 million (of which, approximately $29.1 million related to stores the Company planned to close subsequent to Fiscal Year 1997 and approximately $1.0 million related to stores closed previously), settlement of litigation for approximately $9.5 million and a severance charge of approximately $4.5 million.

Depreciation and Amortization

         Depreciation and amortization expense increased by $3.0 million (6.7%) and, as a percentage of net sales, increased to 2.1% for Fiscal Year 1997 from 1.9% for Fiscal Year 1996. This increase is primarily due to new store openings during Fiscal Year 1997.

Interest Expense, Net

         Net interest expense for Fiscal Year 1997 declined by $2.2 million (5.5%) compared to Fiscal Year 1996 due primarily to a net reduction of debt. The refinancing of the Company's previous bank credit facility and other debt that occurred on June 27, 1997 had minimal impact on interest expense for Fiscal Year 1997.

Litigation Charge

         During Fiscal Year 1995, the Company was named as a defendant in a class action lawsuit alleging the violation of various federal and state laws in connection with the operation of the ESOP. The Company and other defendants elected to settle the suit for $16.5 million, of which the Company was liable for $11.3 million plus $0.2 million in administrative expenses. Net of insurance proceeds, the Company paid $10.5 million in the aggregate in connection with the settlement. During Fiscal Year 1997 the Company increased its existing litigation reserves by $9.5 million to fully reserve for such matter.

Severance/Benefits Charge

         For Fiscal Year 1997, the Company recorded a non-recurring charge of $4.5 million representing a reserve recorded in connection with the recent or anticipated departures of certain executives and other employees of the Company, as well as certain charges relating to benefits granted under certain employment agreements.

Estimated Store Closing Costs

         For Fiscal Year 1997, the Company recorded a charge of $32.8 million which includes $3.7 million relating to stores that were closed or sold in Fiscal Year 1997 and $29.1 million related to stores the Company planned to close, replace or sell, two of which had been closed as of June 28, 1997. These costs included estimated inventory losses of $3.0 million charged to cost of sales and $29.8 million charged to estimated store closing costs, consisting of lease termination costs of $11.7 million and losses related to the impairment of certain store assets for the stores to be closed of $18.1 million .

Benefit (Provision) for Income Taxes

         The benefit from income taxes for Fiscal Year 1997 was $21.2 million due to a loss before income taxes of $55.9 million and early extinguishment of debt of $15.8 million. Such benefit consists of $15.2 million related to loss before income taxes and extraordinary item and $6.0 million related to extraordinary item.

Net Income (Loss)

         Net loss for Fiscal Year 1997 was $50.5 million compared to net earnings of $19.4 million for Fiscal Year 1996.

Liquidity and Capital Resources

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

         The Company's principal sources of liquidity are expected to be cash flow from operations, borrowings under the $225.0 million revolving credit facility ("Revolver") available under the Company's current bank credit agreement and proceeds from lease financing arrangements. As of June 27, 1998, the Company had approximately $224.0 million available (net of approximately $1.0 million of outstanding letters of credit) to be borrowed under the Revolver. Management anticipates that the Company's principal uses of liquidity will be to provide working capital, meet debt service requirements and finance the Company's expansion and remodeling plans. Management believes that cash flows generated from operations, borrowings under the Revolver and lease financing will adequately provide for its working capital and debt service needs and will be sufficient to fund the Company's expected capital expenditures.

         During Fiscal Year 1998, Fiscal Year 1997, and Fiscal Year 1996, operating activities generated cash of $110.6 million, $28.7 million and $63.8 million, respectively. During Fiscal Year 1998, Fiscal Year 1997 and Fiscal Year 1996, net cash (used in) provided by financing activities were ($10.3 million), $12.7 million and ($31.2 million), respectively. During Fiscal Year 1998, the use of cash in financing activities reflects the redemption of the Company's common stock of approximately $4.1 million, a reduction in capital lease obligations of approximately $3.8 million and repayments of debt of approximately $3.3 million. Net (repayments) borrowings of revolving loans under the Company's credit facilities were ($3.0) million, $17.0 million and ($14.0) million during Fiscal Year 1998, Fiscal Year 1997 and Fiscal Year 1996, respectively.

      Net cash used in investing activities during Fiscal Year 1998 were $87.2 million, consisting primarily of capital expenditures of approximately $113.0 million, which were partially offset by proceeds from the sale of assets in the amount of approximately $25.2 million. Capital expenditures primarily include expenditures related to the construction of new stores, the purchase of real estate, the remodeling of existing stores, ongoing store expenditures for equipment and capitalized maintenance, as well as expenditures relating to warehousing and distribution equipment, software development and computer equipment. To finance store development, the Company has traditionally purchased real estate and constructed stores from operating cash flows and from the proceeds of its revolving credit facility and then entered into sale and leaseback transactions, the proceeds of which were applied to reduce debt incurred to construct the stores. During Fiscal Year 1998, Fiscal Year 1997 and Fiscal Year 1996 capital expenditures were approximately $113.0 million , $106.0 million and $66.1 million, respectively. Proceeds from asset sales were approximately $25.2 million during Fiscal Year 1998 compared to $55.4 million during Fiscal Year 1997 and $30.3 million in Fiscal Year 1996.

      During Fiscal Year 1998, the Company embarked upon a program to accelerate its store development and remodeling and to optimize its distribution system. This program is expected to result in a level of capital expenditures significantly in excess of historical levels. The Company currently estimates that its capital expenditures for Fiscal Year 1999 will be approximately $255.0 million, including approximately $60.0 million for store remodeling, approximately $115.0 million for land purchases and construction of new stores, approximately $47.0 million for expansion of its distribution centers, approximately $23.0 million for computer hardware and software related expenditures and approximately $10.0 million for maintenance related capital expenditures. The Company anticipates funding its future capital expenditures with cash flow from operations, borrowings under the revolver and proceeds from lease financings.

New Accounting Standards

Reporting Comprehensive Income

In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement on Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income", which requires the reporting and display of comprehensive income and its components in an entity's financial statements. SFAS No. 130 is not expected to materially impact the Company's financial statements. The Company is required to adopt SFAS No. 130 in its Fiscal Year ending June 26, 1999.

Disclosures about Segments of an Enterprise and Related Information

In June 1997 the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which specifies revised guidelines for determining an entity's operating segments and the type and level of financial information required to be disclosed. Management believes that the implementation of SFAS No. 131 will not have a significant impact on the Company's financial statement disclosure. The Company is required to adopt SFAS No. 131 in its Fiscal Year ending June 26, 1999.

Employers' Disclosures About Pensions and Other Postretirement Benefits

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. Management believes that the implementation of SFAS No. 132 will not have a significant impact on the Company's financial statement disclosures. The Company is required to adopt SFAS No. 132 in its fiscal year ending June 26, 1999.

Accounting for Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at its fair value. Depending on the intended use of the derivative, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income. The Company has not quantified the impact of adoption on its financial statements. The Company is required to adopt SFAS No. 133 in its fiscal year ending June 24, 2000. Retroactive application to periods prior to adoption is not allowed.

Effects of Inflation

         The Company's primary costs, inventory and labor, are affected by a number of factors that are beyond its control, including inflation, availability and price of merchandise, the competitive climate and general and regional economic conditions. As is typical of the supermarket industry, the Company has generally been able to maintain gross profit margins by adjusting retail prices, but competitive conditions may from time to time render the Company unable to do so while maintaining its market share.

Year 2000 Compliance

         The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year, as well as hardware that is designed with similar constraints. Some of the Company's computer programs and hardware that have date-sensitive functions may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions in operations including, among other things, a temporary inability to process transactions, receive invoices, make payments or engage in similar normal business activities.

         A project to address the year 2000 issue began in February 1997. This project is being managed by the Company's Chief Information Officer. The Company is utilizing both internal and external resources to identify, correct and test the Company's hardware and software for year 2000 compliance. In July 1997, the Company completed a comprehensive inventory and impact assessment of its computer systems. Based on the findings of the assessment, the Company has determined various software and hardware computer systems will have be to upgraded. To complete this task the Company developed the Y2K Migration Plan (the "Y2K Plan").

         The Y2K Plan is currently underway and includes testing and implementing the upgrades for all year 2000 non-compliant hardware and software computer systems. The Y2K Plan is expected to be complete by the end of Fiscal Year 1999. The Company estimates the cost of upgrading its systems to be approximately $2.0 million. In addition, the Company currently anticipates investing approximately $23.0 million for hardware and software programs to replace systems that are inefficient and in need of replacement regardless of their year 2000 compliance status. Such planned purchases are currently expected to occur in Fiscal Year 1999. In addition the Company is in the process of resolving year 2000 issues related to its non-data related systems and supplier compliance. Any remaining costs are not anticipated to have a material impact on the Company's financial position, results of operations or cash flows.

         The Company intends its year 2000 date conversion project to be completed on a timely basis so as to not significantly impact business operations. If the necessary upgrades are not completed as planned, the year 2000 issue may have a material impact on the Company. The Company has suppliers and other third parties that it relies on for business operations and currently believes those suppliers and other third parties are taking the appropriate action for year 2000 compliance. The Company cannot provide assurance that failure of such suppliers and other third parties to address the year 2000 issue will not have an adverse impact on the Company. While the Company has limited ability to test and control its suppliers' and other third parties' year 2000 readiness, the Company is contacting major suppliers and critical other third parties and obtaining and assessing whether they will be year 2000 compliant. Based on the responses, the Company will develop contingency plans to reduce the impact of transactions with non-compliant major suppliers and other critical parties. Although there can be no assurance that multiple business disruptions caused by technology failures can be adequately anticipated, the Company is identifying second and third sources of supply for major suppliers to minimize the risk of business interruptions.

Cautionary Statement For Purposes Of The "Safe Harbor" Provisions Of The Private Securities Litigation Reform Act Of 1995

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The factors discussed below, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report, including, without limitation, in "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's related press release and in oral statements made by authorized officers of the Company. When used in this report, any press release or oral statements, the words "looking forward", "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify forward-looking statements. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such estimates and statements. No assurance can be given that any of such statements or estimates will be realized and actual results will differ from those contemplated by such forward-looking statements. Accordingly, the Company hereby identifies the following important factors which could cause the Company's financial results to differ materially from any such results which might be projected, forecast, estimated or budgeted by the Company in forward-looking statements: heightened competition, including specifically the intensification of price competition and the expansion, renovation and opening of new stores by competitors; failure to obtain new customers or retain existing customers; inability to carry out strategies to accelerate new store development and remodeling programs, reduce operating costs, differentiate products and services, leverage frequent shopper program and increase private label sales; insufficiency of financial resources to renovate and expand store base; outcome of the MSP Litigation; prolonged dispute with labor; economic downturn in the State of Texas; loss or retirement of key executives; higher selling, general and administrative expenses occasioned by the need for additional advertising, marketing, administrative, or management information systems expenditures; adverse publicity and news coverage.

ITEM 7 (a). QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         During Fiscal Year 1998, the Company had no investments in derivative financial instruments. Subsequent to June 27, 1998 the Company entered into two interest rate swap agreements to hedge interest rate costs and risks associated with variable interest rates. Such agreements effectively convert variable-rate debt, to the extent of the notional amount, to fixed-rate debt with effective per annum interest rates of 5.493% and 5.295%, with respect to the London Interbank Offered Rate portion of such borrowings. The aggregate notional principal amount of such agreements is $100.0 million, $50.0 million of which became effective August 25, 1998 and matures August 25, 2001, and $50.0 million of which became effective September 2, 1998 and matures September 2, 2001. The counterparty to such agreements can terminate either agreement after two years, at its sole discretion. The counterparty to such agreements is a major financial institution, and therefore, credit losses from counterparty nonperformance are not anticipated.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT



To Randall's Food Markets, Inc.:

         We have audited the accompanying consolidated balance sheets of Randalls Food Markets, Inc. and subsidiaries (the "Company") as of June 27, 1998 and June 28, 1997, and the related consolidated statements of operations, redeemable common stock and stockholders' equity, and cash flows for the fiscal years ended June 27, 1998 and June 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Randall's Food Markets, Inc. and subsidiaries as of June 27, 1998 and June 28, 1997, and the results of their operations and their cash flows for the fiscal years ended June 27, 1998 and June 28, 1997, in conformity with generally accepted accounting principles.



Deloitte & Touche LLP
Houston, Texas
August 26, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Randall's Food Markets, Inc.:

         We have audited the accompanying consolidated statements of operations, redeemable common stock and stockholders' equity, and cash flows of Randall's Food Markets, Inc. and subsidiaries (the "Company") for the fiscal year ended June 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our auditor's report dual-dated September 19, 1996 and April 5, 1997, our opinion was modified with an emphasis-of-a-matter paragraph discussing the Company's violations of certain debt covenants. As discussed in Notes 2 and 5, the Company received an Equity Investment and refinanced all such debt on June 27, 1997.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Randall's Food Markets, Inc. and subsidiaries for the fiscal year ended June 29, 1996, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP
Houston, Texas
September 19, 1996 (except with respect
        to the matter discussed in the seventh
        paragraph of Note 5, as to which the
        date is June 27,1997)

                  RANDALL'S FOOD MARKETS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         June 27, 1998 and June 28, 1997
               (In Thousands, Except Share and Per Share Amounts)


                                                                                     June 27, 1998    June 28, 1997
                                                                                     -------------    -------------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents.....................................................        $  36,243    $  23,115
   Receivables, net..............................................................           44,187       44,664
   Merchandise inventories.......................................................          166,332      164,174
   Deferred tax asset............................................................           11,792       21,109
   Prepaid expenses and other....................................................            5,986        9,703
                                                                                         ---------    ---------
                 Total current assets............................................          264,540      262,765
PROPERTY AND EQUIPMENT, net......................................................          365,853      336,548
GOODWILL, net....................................................................          217,968      224,350
OTHER ASSETS, net................................................................           35,386       38,711
                                                                                         ---------    ---------
TOTAL............................................................................        $ 883,747    $ 862,374
                                                                                         ---------    ---------
                                                                                         ---------    ---------

          LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
   Current maturities of long-term debt..........................................        $     789    $     774
   Current maturities of obligations under capital leases........................            3,755        4,166
   Accounts payable..............................................................          135,834      112,026
   Accrued expenses and other....................................................          136,477      131,736
   Accrued income taxes..........................................................             ---         2,634
                                                                                           -------      -------
           Total current liabilities.............................................          276,855      251,336
LONG-TERM LIABILITIES:
   Long-term debt, net of current maturities.....................................          276,447      279,729
   Obligations under capital leases, net of current maturities...................           61,515       77,479
   Deferred income tax liability.................................................            8,711       11,067
   Other liabilities.............................................................           23,774       24,400
                                                                                         ---------    ---------
           Total liabilities.....................................................          647,302      644,011

COMMITMENTS AND CONTINGENCIES (Notes 9 and 10)

REDEEMABLE COMMON STOCK,  $13.30 and $12.11 redemption value per share, 387,651
   and 413,022 shares issued and outstanding,....................................            5,155        5,002

STOCKHOLDERS' EQUITY:
      Common stock, $0.25 par value, 75,000,000 shares authorized, 29,697,979
      shares issued and 29,679,597 shares outstanding at June 27, 1998, 29,301,239           7,425        7,326
      shares issued and outstanding at June 28, 1997.............................
   Additional paid-in capital....................................................          174,337      169,823
   Stockholders' notes receivable................................................           (6,213)        ---
   Retained earnings.............................................................           56,506       36,212
   Restricted common stock.......................................................             (547)        ---
   Treasury stock, 18,382 shares, at cost........................................             (218)        ---
                                                                                         ----------     -------
           Total stockholders' equity............................................          231,290      213,361
                                                                                         ---------    ---------
TOTAL............................................................................        $ 883,747    $ 862,374
                                                                                         ---------    ---------
                                                                                         ---------    ---------

          The accompanying notes are an integral part of these consolidated financial statements.

                  RANDALL'S FOOD MARKETS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
    for the Fiscal Years Ended June 27, 1998, June 28, 1997 and June 29, 1996
                                 (In Thousands)


                                                         June 27, 1998     June 28, 1997    June 29, 1996
                                                         -------------     -------------    -------------
NET SALES.............................................     $ 2,419,023       $ 2,344,983      $ 2,368,645
COST OF SALES.........................................       1,755,203         1,711,832        1,739,832
                                                           -----------       -----------      -----------
           Gross profit...............................         663,820           633,151          628,813
                                                           -----------       -----------      -----------
OPERATING EXPENSES:
      Selling, general and administrative expenses....         541,497           559,578          506,049
      Depreciation and amortization...................          50,908            48,875           45,814
      Litigation and severance/benefits...............            --              14,012            1,000
      Estimated store closing costs...................            --              29,790            1,215
                                                           -----------       -----------      -----------
           Total operating expenses...................         592,405           652,255          554,078
                                                           -----------       -----------      -----------
OPERATING INCOME (LOSS)...............................          71,415           (19,104)          74,735
INTEREST EXPENSE, net.................................          32,949            36,828           38,981
                                                           -----------       -----------      -----------
INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY
   ITEM...............................................          38,466           (55,932)          35,754
(PROVISION) BENEFIT FOR INCOME TAXES..........                 (17,730)           15,215          (16,316)
                                                           -----------       -----------      -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM...............          20,736           (40,717)          19,438
                                                           -----------       -----------      -----------
EXTRAORDINARY ITEM - Loss on early extinguishment of
   debt (Net of taxes of $6,006)......................             --             (9,798)             --
                                                           -----------       -----------      -----------
NET INCOME (LOSS).....................................     $    20,736       $   (50,515)     $    19,438
                                                           -----------       -----------      -----------
                                                           -----------       -----------      -----------




   The accompanying notes are an integral part of these consolidated financial statements.

                  RANDALL'S FOOD MARKETS, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY for the Fiscal Years Ended June 29, 1996, June 28, 1997 and June 27, 1998
                                 (In Thousands)


                                                                      Redeemable Stock
                                                             --------------------------------------
                                                              Class A         8%      Common Stock
                                                             Preferred   Convertible
                                                               Stock      Preferred
                                                                            Stock
                                                            ----------------------------------------
BALANCE, JUNE 25, 1995..................................... $     825    $   6,903    $  11,021
   Preferred stock dividends...............................
   Issuance of common stock................................
   Reversal of contingent shares of Tom Thumb acquisition..                    (10)
   Accretion to redemption value...........................                  4,720        7,586
   Earned portion of restricted common stock compensation..
   Net income..............................................
                                                            ---------    ---------    ---------
BALANCE, JUNE 29, 1996.....................................       825       11,613       18,607
   Preferred stock dividends...............................
   Issuance of restricted stock............................
   Issuance of common stock................................
   Accretion to redemption value...........................                 (3,865)      (5,404)
   Earned portion of restricted common stock compensation..
   Purchase of treasury stock..............................
   Retirement of treasury stock............................                                (158)
   Purchase and retirement of ESOP and Non-ESOP shares.....
   Redemption of common stock..............................
   Redemption of putable common stock......................                              (2,426)
   Redemption of preferred stock...........................      (825)      (7,748)
   Cancellation of putable rights..........................                              (5,617)
   Impairment of loan to ESOP..............................
   Net loss................................................
                                                            ---------    ---------    ---------
BALANCE, JUNE 28, 1997.....................................       --           --         5,002
   Issuance of restricted stock............................
   Issuance of common stock................................
   Purchase and retirement of common stock.................
   Accretion to redemption value...........................                                 442
   Earned portion of restricted common stock compensation..
   Cancellation of restricted common stock.................
   Purchase of treasury stock..............................
   Sale of treasury stock..................................
   Cancellation of redemption rights.......................                                (280)
   Purchase of redeemable common shares....................                                  (9)
   Impairment of loan to ESOP..............................
   Repayment of loan to ESOP...............................
   Net income..............................................
                                                            ---------    ---------    ---------
BALANCE, JUNE 27, 1998..................................... $    --      $    --      $   5,155
                                                            ---------    ---------    ---------
                                                            ---------    ---------    ---------



                                                                             Stockholders' Equity
                                                      ----------------------------------------------------------------------------
                                                        Common    Additional    Retained    Restricted    Treasury   Stockholders'
                                                         Stock     Paid-In      Earnings   Common Stock    Stock         Notes
                                                                   Capital                                             Receivable
                                                      ----------------------------------------------------------------------------
BALANCE, JUNE 25, 1995..............................  $  3,985    $ 37,114     $ 93,779     $   (125)    $   --      $    --
   Preferred stock dividends........................                             (5,886)
   Issuance of common stock.........................        11         608
   Reversal of contingent shares of Tom Thumb
      acquisition...................................                   (93)
   Accretion to redemption value....................                            (12,306)
   Earned portion of restricted common stock
      compensation..................................                                             125
   Net income.......................................                             19,438
                                                      --------    --------     --------     --------     --------    ---------
BALANCE, JUNE 29, 1996..............................     3,996      37,629       95,025        --           --           --
   Preferred stock dividends........................                             (2,407)
   Issuance of restricted stock.....................        34       2,405                    (2,439)
   Issuance of common stock.........................     4,645     220,355
   Accretion to redemption value....................                              9,269
   Earned portion of restricted common stock
      compensation..................................                    29                     2,439
   Purchase of treasury stock.......................                                                         (919)
   Retirement of treasury stock.....................       (10)       (906)         155                       919
   Purchase and retirement of ESOP and Non-ESOP
      shares........................................    (1,346)    (84,810)
   Redemption of common stock.......................       (93)     (4,407)
   Redemption of putable common stock...............                               (780)
   Redemption of preferred stock....................                            (20,052)
   Cancellation of putable rights...................       100                    5,517
   Impairment of loan to ESOP.......................                  (472)
   Net loss.........................................                            (50,515)
                                                      --------    --------     --------     --------     --------    ---------
BALANCE, JUNE 28, 1997..............................     7,326     169,823       36,212        --           --           --
   Issuance of restricted stock.....................        21         882                      (903)
   Issuance of common stock.........................       154       7,294                                              (6,503)
   Purchase and retirement of common stock..........       (81)     (4,184)                                                180
   Accretion to redemption value....................                               (442)
   Earned portion of restricted common stock
      compensation..................................                                             324
   Cancellation of restricted common stock..........        (1)        (31)                       32
   Purchase of treasury stock.......................                                                         (348)         200
   Sale of treasury stock...........................                                                          130          (90)
   Cancellation of redemption rights................         6         274
   Purchase of redeemable common shares.............
   Impairment of loan to ESOP.......................                  (263)
   Repayment of loan to ESOP........................                   542
   Net income.......................................                             20,736
                                                      --------    --------     --------     --------     --------    ---------
BALANCE, JUNE 27, 1998..............................  $  7,425    $174,337     $ 56,506     $   (547)    $   (218)   $  (6,213)
                                                      --------    --------     --------     --------     --------    ---------
                                                      --------    --------     --------     --------     --------    ---------

        The accompanying notes are an integral part of these consolidated financial statements.

                  RANDALL'S FOOD MARKETS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
    for the Fiscal Years Ended June 27, 1998, June 28, 1997 and June 29, 1996
                                 (In Thousands)

                                                     June 27, 1998   June 28, 1997   June 29, 1996
                                                     -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)...............................    $   20,736      $  (50,515)     $   19,438
  Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:...
      Depreciation and amortization................        50,908          48,874          45,814
      Amortization of debt issuance costs..........         2,053             662             360
      LIFO reserve.................................         1,901           3,434           2,092
      Loss on early extinguishment of debt.........         ---            15,804                ---
      Settlement of ESOP litigation................         ---            10,500                ---
      Severance benefits...........................         ---             3,594                ---
      (Gain) loss from sale of assets..............        (1,241)           (905)            793
      Store closing costs..........................         ---            32,790                ---
      Earned portion of restricted common stock               324           2,468             125
        compensation...............................
      Equity in earnings of unconsolidated joint             (127)           (137)            (69)
        venture....................................
      Deferred tax provision (benefit).............         6,961         (13,735)         (9,552)
      Increase in receivables......................       (12,879)         (2,291)         (1,777)
      (Increase) decrease in merchandise                   (4,059)            184         (10,005)
        inventories..............................
      Decrease (increase) in prepaid expenses and           1,746          (1,216)         (2,798)
        other....................................
      Decrease (increase) in note receivable from           2,250          (2,250)         (1,500)
        ESOP.......................................
      Decrease (increase) in federal income tax            13,356         (16,409)            ---
        receivable.................................
      Decrease (increase) in other assets..........         3,217         (15,963)         (1,423)
      Increase in accounts payable.................        23,808          33,614           7,163
      Increase (decrease) in accrued expenses and           7,485         (18,994)         10,453
        other......................................
      (Decrease) increase in accrued income taxes..        (2,634)         (3,366)          2,549
      (Decrease) increase in other long-term
        liabilities................................        (3,205)          2,555           2,183
                                                        -----------     ----------      ----------
Net cash provided by operating activities..........       110,600          28,698          63,846
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment.............      (112,957)       (105,993)        (66,131)
   Proceeds from sale of assets....................        25,167          55,434          30,317
   Contributions to joint ventures.................          (163)           (138)            (13)
   Proceeds from sale of joint ventures............           496             167           1,808
   Distributions from joint ventures...............           263             524             237
                                                       ----------      ----------      ----------
        Net cash used in investing activities......       (87,194)        (50,006)        (33,782)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of debt..............................        (3,267)       (399,524)        (50,711)
   Cost of early extinguishment of debt............          ---          (15,804)            ---

   Proceeds from issuance of debt..................          ---          178,000          27,000
   Proceeds from issuance of senior subordinated
      notes........................................          ---          149,755             ---
   Reductions of obligations under capital leases..        (3,754)         (3,378)         (2,251)
   Proceeds from issuance of common stock..........           945         225,000             619
   Redemption of common stock......................        (4,094)        (89,363)            ---
   Redemption of preferred stock...................           ---         (28,645)            ---
   Purchase of treasury stock......................          (148)           (919)            ---
   Proceeds from sale of treasury stock............            40             ---             ---
   Preferred dividends paid........................                        (2,385)         (5,886)
                                                       ----------      ----------      ----------
        Net cash (used in) provided by financing
           activities............................         (10,278)         12,737         (31,229)
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS.....................................        13,128          (8,571)         (1,165)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           23,115          31,686          32,851
                                                       ----------      ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $   36,243      $   23,115      $   31,686
                                                       ----------      ----------      ----------
                                                       ----------      ----------      ----------

        The accompanying notes are an integral part of these consolidated financial statements.

                  RANDALL'S FOOD MARKETS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Principles of Consolidation - The consolidated financial statements include the accounts of Randall's Food Markets, Inc., a Texas corporation, and its wholly owned subsidiaries, Randalls Food and Drugs, Inc. (d.b.a. Randalls Food and Pharmacy or Randalls and Tom Thumb Food and Pharmacy or Tom Thumb) and Randalls Properties, Inc. (collectively referred to as the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

         Concentration of Risk - The Company operates in a highly competitive marketplace with its retail grocery stores concentrated in north, central and southeast Texas. The Company is also subject to certain litigation and administrative matters (Note 10).

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         Statements of Cash Flows - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         Fair Value of Financial Instruments - The Company's most significant financial instruments are long-term debt obligations which are reflected in the accompanying financial statements at approximately $277.0 million and $281.0 million at June 27, 1998, and June 28, 1997, respectively, which management believes approximates fair value at those dates. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity. Management believes the fair values of all other financial instruments are not materially different from their carrying values.

         Receivables - Receivables consist of federal income tax receivable and amounts due from charge customers, vendor promotions, manufacturer coupons and returned checks and are net of an allowance for uncollectible amounts totaling $5.8 million, $3.1 million and $1.0 million at June 27, 1998, June 28, 1997 and June 29, 1996, respectively. The activity in the allowance for uncollectible amounts for Fiscal Years 1998, 1997 and 1996 was as follows:


                                                         1998            1997             1996
                                                         ----            ----             ----
Balance at beginning of year.......................    $    3,053      $    1,002      $      395
Additions..........................................         4,301           4,714           1,176
Deductions.........................................        (1,549)         (2,663)           (569)
                                                       ----------      ----------      ----------
Balance at end of year.............................    $    5,805      $    3,053      $    1,002
                                                       ----------      ----------      ----------
                                                       ----------      ----------      ----------



         Fiscal Year - The Company's fiscal year ends on the last Saturday in June of each calendar year, resulting in either a 52- or 53-week fiscal year. There were 52 weeks in the fiscal years ended June 27, 1998 ("Fiscal Year 1998") and June 28, 1997 ("Fiscal Year 1997") and 53 weeks in the fiscal year ended June 29, 1996 ("Fiscal Year 1996").

         Merchandise Inventories - The Company uses the last-in first-out ("LIFO") method of costing for its inventories. If the FIFO method had been used for costing inventories, the valuation assigned to inventories would have been approximately $20.9 million and $19.0 million higher as of June 27, 1998 and June 28, 1997, respectively.

         In 1997 the Internal Revenue Service ("IRS") approved the Company's application for a change from several LIFO methods to one LIFO method, effective at the beginning of Fiscal Year 1996. At June 27, 1998 and June 28, 1997, inventories have been recorded in accordance with the change requested. The Company selected the new LIFO method to achieve valuation consistencies between internal divisions that had previously used multiple LIFO methods. Management believes that the use of a common LIFO method simplifies the calculation and makes the inventories comparable. The effect in Fiscal Year 1996 of changing to the new LIFO method was to decrease net income by approximately $580,000.

         Depreciation and Amortization - Property and equipment are stated at cost. The Company uses the straight-line method to provide for depreciation over the estimated useful lives of buildings and improvements (20 years) and fixtures, leaseholds and equipment (3 to 10 years). Properties held under capital leases are amortized over the shorter of the useful life or lease term. Maintenance, repairs and minor replacements are charged to expense as incurred; major replacements and betterments are capitalized. The net book value of assets sold, retired or otherwise disposed of is removed from the accounts at the time of disposition or when indicators of impairment to long-lived assets used in operations are present, and any resulting gain or loss is reflected in operations for that period.

         Goodwill in the amount of $256 million resulted from the acquisition of Cullum Companies, Inc. ("Cullum") in August 1992 (the "Cullum Acquisition"). Such goodwill is being amortized on a straight-line basis over 40 years. The accumulated amortization was $38.2 million and $31.8 million at June 27, 1998 and June 28, 1997, respectively. The Company utilizes undiscounted estimated cash flows to evaluate any possible impairment of goodwill.

         Accrued Expenses and Other - Accrued expenses and other as of June 27, 1998 and June 28, 1997, consisted of the following (in thousands):

                                                                                   1998          1997
                                                                                   ----          ----
Payroll and related benefits............................................      $  42,162      $  39,875
Rent....................................................................          7,666          7,527
Property taxes..........................................................          5,585          6,480
Insurance and related costs.............................................         21,712         17,957
Deferred income, current................................................          6,109          3,288
Legal and other contingencies...........................................          7,280          6,947
Accrual for planned store closings......................................         27,519         34,005
Accrued transaction costs...............................................            435          5,800
Accrued interest........................................................          7,921             61
Other...................................................................         10,088          9,796
                                                                              ---------      ---------
                                                                              $ 136,477      $ 131,736
                                                                              ---------      ---------
                                                                              ---------      ---------

         Cost of Sales - Cost of sales includes cost of merchandise sold and warehouse salaries and benefits.

         Store Opening and Closing Costs - The costs associated with opening new store locations are expensed in the period incurred. Estimated costs associated with closing a store are recognized in the period the Company determines to close the store. During Fiscal Year 1997, the Company recorded a charge of approximately $32.8 million in connection with the closure, replacement or sale of certain of its stores. Such charge included estimated inventory losses of approximately $3.0 million (included in cost of sales during Fiscal Year 1997), estimated lease termination costs of approximately $11.7 million and asset write-offs of approximately $18.1 million (included in operating expenses during Fiscal Year 1997). Approximately $3.7 million of such charge related to stores that were closed or sold in Fiscal Year 1997, and approximately $29.1 million related to stores the Company planned to close, replace or sell through the Fiscal Year ending June 26, 1999. During Fiscal Year 1998, the Company closed ten stores and charged approximately $6.5 million of related closure costs against the accrual recorded in connection with the charge in Fiscal Year 1997.

         Accounting for Joint Ventures - The Company accounts for its investment in joint ventures under the equity method.

         Stock Options - The Company has adopted only the disclosure requirements of Statement of Financial Accounting Standard ("SFAS") No.123 "Accounting for Stock Based Compensation." The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock options and have not recognized compensation for options granted.

         Reclassifications - Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation.

         New Accounting Standards - In June 1997, the Financial Accounting Standards Board (the "FASB") issued "SFAS" No. 130, "Reporting Comprehensive Income", which requires the reporting and display of comprehensive income and its components in an entity's financial statements. SFAS No. 130 is not expected to materially impact the Company's financial statements. In June 1997 the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which specifies revised guidelines for determining an entity's operating segments and the type and level of financial information required to be disclosed. Management believes that the implementation of SFAS No. 131 will not have a significant impact on the Company's financial statements. The Company is required to adopt SFAS No. 130 and SFAS No. 131 in its Fiscal Year ending June 26, 1999.

         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. Management believes that the implementation of SFAS No. 132 will not have a significant impact on the Company's financial statement disclosures. The Company is required to adopt SFAS No. 132 in its fiscal year ending June 26, 1999.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at its fair value. Depending on the intended use of the derivative, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income. The Company has not quantified the impact of adoption on its financial statements. The Company is required to adopt SFAS No. 133 in its fiscal year ending June 24, 2000. Retroactive application to periods prior to adoption is not allowed.

2. EQUITY INVESTMENT

         The Company and its majority stockholder entered into a subscription agreement dated April 1, 1997 (the "Subscription Agreement"), with RFM Acquisition LLC ("RFM Acquisition"). RFM Acquisition is a Delaware limited liability company formed at the direction of Kohlberg Kravis Roberts & Co., L.P.
(KKR). Following approval of the stockholders of the Company at a special meeting held in June 1997, RFM Acquisition paid a total of approximately $225.0 million to the Company (the Equity Investment), including approximately $210.0 million as consideration for the Company's issuance to RFM Acquisition of 18,579,686 shares of common stock and approximately $15.0 million as consideration for a 25-year option to purchase 3,606,881 shares of common stock at $12.11 per share, subject to adjustments in the event of stock dividends, subdivisions and combinations, distributions to common stockholders of securities such as debt or preferred stock, sales of common stock of the Company below fair market value and the issuance of convertible securities with an exercise price below fair market value.

3. PROPERTY AND EQUIPMENT

         Property and equipment at June 27, 1998 and June 28, 1997 consisted of the following (in thousands):

                                                              1998          1997
                                                              ----          ----
          Land..........................................    $  55,232     $  51,115
          Buildings and improvements....................       39,904        42,399
          Fixtures, leaseholds and equipment............      445,457       374,022
          Property held under capital leases............       78,484        91,921
          Construction-in-progress......................       21,867        22,560
                                                            ---------     ---------
                                                              640,944       582,017
          Accumulated depreciation and amortization:....
             Property and Equipment.....................      250,004       223,297
             Capital leases.............................       25,087        22,172
                                                            ---------     ---------
          Property and equipment, net...................    $ 365,853     $ 336,548
                                                            ---------     ---------
                                                            ---------     ---------


4. JOINT VENTURES

         The Company participates as a general partner in various joint ventures for the purpose of developing shopping centers in which store facilities are located. The Company's ownership interests range from 50 percent to 83.3 percent. Joint ventures that are greater than 50 percent owned are consolidated in the accompanying consolidated financial statements from the date that the majority interest was acquired. The following represents the activity in investments in unconsolidated joint ventures for Fiscal Years 1998, 1997 and 1996 (in thousands):

                                                                           1998          1997         1996
                                                                           ----          ----         ----
      Balance at beginning of period................................    $  (3,624)    $  (3,208)   $  (5,188)
        Equity in earnings of unconsolidated joint ventures.........          127           137           69
        Contributions made                                                    163           138           13
        Distributions received......................................         (263)         (524)        (237)
        Sales of certain joint ventures.............................        2,054          (167)       2,135
                                                                       ----------    ----------   ----------
      Balance at end of period......................................    $  (1,543)    $  (3,624)   $  (3,208)
                                                                        ---------     ---------    ---------
                                                                        ---------     ---------    ---------


         The balance for investments in unconsolidated joint ventures is included in other assets. The unconsolidated joint ventures have debt outstanding at June 27, 1998 and June 28, 1997 of approximately $8.9 million and $20.6 million, respectively, that is nonrecourse. The debt outstanding at June 27, 1998 and June 28, 1997 represents 100 percent of the joint ventures debt.

         During Fiscal Year 1998, the Company sold its interest in two unconsolidated joint ventures. The Company continues to operate stores at each of these locations which are accounted for as sale leaseback transactions. A gain of approximately $2.6 million related to these transactions was deferred and is being recognized over the remaining lease term. During Fiscal Year 1997, the Company sold its interest in one unconsolidated joint venture and is recognizing the sale on a cash basis. Approximately $70,000 and $167,000 have been recognized for Fiscal Year 1998 and Fiscal Year 1997, respectively.

         The Company paid the joint ventures approximately $1.1 million, $3.4 million and $4.1 million in Fiscal Year 1998, Fiscal Year 1997 and Fiscal Year 1996, respectively, in rent, common area maintenance and other lease-related costs for shopping centers owned by the joint ventures.

5. LONG-TERM DEBT

         At June 27, 1998 and June 28, 1997, long-term debt consisted of the following (in thousands):

                                                                                                  1998          1997
                                                                                                  ----          ----
Senior subordinated notes:
   9.375% Series B Senior Subordinated Notes,  due 2007..................................       $ 150,000     $ 150,000
   Discount on senior subordinated notes.................................................            (229)         (245)
                                                                                                ---------     ---------
        Total Senior Subordinated Notes..................................................         149,771       149,755
                                                                                                ---------       -------
Notes payable to banks:
   Principal due in annual installments beginning June 29, 1998 and interest due in quarterly or monthly installments, final installment due June 27, 2006, interest at the London Interbank Offered Rate ("LIBOR") plus an
      adjustable margin rate (1.5%), interest at 7.15% at June 27, 1998..................         125,000       125,000
   Principal due June 22, 2004, principal and interest paid in full in Fiscal Year 1998..            --          3,000
                                                                                                ---------     ---------
        Total notes payable to banks.....................................................         125,000       128,000
                                                                                                ---------     ---------
Notes payable to insurance companies:
   Principal and interest due in monthly installments, final installment due in
      2005, interest from 8.3% to 9.0%, interest at 9.0% at June 27, 1998................           2,465         2,748
                                                                                                ---------     ---------
Total long-term debt.....................................................................         277,236       280,503
Less current maturities of long-term debt................................................             789           774
                                                                                                ---------     ---------
Long-term debt, net of current maturities................................................       $ 276,447     $ 279,729
                                                                                                ---------     ---------
                                                                                                ---------     ---------

         Aggregate principal payments applicable to existing long-term debt outstanding as of June 27, 1998 are as follows (in thousands):



Fiscal Year Ending
------------------
1999......................................................................................       $      789
2000......................................................................................              798
2001......................................................................................              798
2002......................................................................................              798
2003......................................................................................              798
   Thereafter.............................................................................          273,255
                                                                                                 ----------
Total.....................................................................................       $  277,236
                                                                                                 ----------
                                                                                                 ----------

         The senior subordinated notes (the "Notes") are redeemable, in whole or in part, at specified redemption prices together with accrued and unpaid interest, if any, to the date of redemption. In addition, at any time on or prior to July 1, 2000, the Company may redeem up to $60 million of the original aggregate principal amount of the Notes at a redemption price equal to 109.375% of the aggregate principal amount to be redeemed, together with accrued and unpaid interest, if any, to the date of redemption, provided that at least $90 million of the original aggregate principal amount of the Notes remains outstanding immediately after each such redemption.

         Upon the occurrence of a change of control or certain transfer events, the Company will have the option, at any time prior to July 1, 2002, to redeem the Notes, in whole but not in part, at a redemption price equal to 100% of the aggregate principal amount thereof plus a premium, together with accrued and unpaid interest, if any, to the date of redemption.

         The Notes are unsecured and are subordinated in right of payment to all existing and future senior indebtedness of the Company.

         The indenture under which the Notes were sold contains covenants that limit the ability of the Company to (i) pay dividends or make certain other restricted payments; (ii) incur additional indebtedness and issue disqualified stock and preferred stock; (iii) create liens on assets; (iv) merge, consolidate or sell all or substantially all assets; (v) enter into certain transactions with affiliates; (vi) restrict dividends or other payments by subsidiaries to the Company or its subsidiaries; (vii) permit guarantees of indebtedness by subsidiaries of the Company; and (viii) incur other senior subordinated indebtedness. At June 27, 1998 and June 28, 1997, the Company was in compliance with all such covenants.

         In November 1993 the Company entered into a credit agreement with various banks and a note purchase agreement with certain insurance companies. The banks provided a term loan commitment for approximately $225.0 million, and the insurance companies provided three series of private placement debt aggregating approximately $135.5 million. In conjunction with the Equity Investment described in Note 2, the Company paid in full the notes payable to the insurance companies and the term loan to the banks. In connection with this early extinguishment of debt, the Company recorded extraordinary charge of $9.8 million, consisting primarily of a make whole premium in the amount of approximately $14.9 million including interest payable to the insurance companies, net of an income tax benefit of $6.0 million.

         As part of the credit agreement dated June 27, 1997, a revolving credit commitment for $225.0 million, a swingline credit commitment for $25.0 million and a letter of credit limit of $25.0 million were established, with the outstanding revolving credit loans, swingline borrowings and the letters of credit loans not to exceed $225.0 million. As of June 27, 1998, the Company had no borrowings outstanding under the revolver or under the swingline and had approximately $1.0 million of letters of credit outstanding. As of June 28, 1997, the Company had no borrowings under the revolver, approximately $3.0 million of borrowings under the swingline and approximately $1.8 million of letters of credit outstanding. There are no scheduled reductions to the amounts available to the Company under the credit agreement prior to June 27, 2004. There is an annual credit commitment fee of 0.25 percent charged on the unused portion of the revolver.

         The bank debt agreements contain covenants, the more significant of which require the Company to maintain certain debt ratios which are calculated based on EBITDA (earnings before interest, taxes, depreciation and amortization). The Company is also restricted as to maximum lease expense and the capital expenditures it can make. At June 27, 1998 and June 28, 1997 the Company was in compliance with all such covenants.

         The note payable to insurance companies is secured by a first lien on the related property. The note payable to bank due June 27, 2006 is secured by pledges for all capital stock of the Company's Subsidiaries and all evidence of indebtedness in excess of $5.0 million received by the Company in connection with any disposition of assets.

         Interest capitalized associated with construction was $794,000, $556,000 and $115,000 in Fiscal Year 1998, Fiscal Year 1997 and Fiscal Year 1996, respectively.

6. INCOME TAXES

         The Company files a consolidated federal income tax return. Deferred income taxes are provided to recognize temporary differences between financial and tax reporting.

         The provision for income taxes for Fiscal Year 1998, Fiscal Year 1997 and Fiscal Year 1996, is summarized below (in thousands):

                                                                          1998         1997        1996
                                                                          ----         ----        ----
      Current provision (benefit)...................................     $ 10,769     $ (7,486)    $ 25,868
      Deferred provision (benefit)..................................        6,961      (13,735)      (9,552)
                                                                         --------     --------     --------
      Total tax provision (benefit).................................       17,730      (21,221)      16,316
      Less: tax on extraordinary item...............................          --         6,006          --
                                                                         --------     --------     -------
            Total tax provision (benefit), net of extraordinary item     $ 17,730     $(15,215)    $ 16,316
                                                                         --------     --------     --------
                                                                         --------     --------     --------

         Deferred tax assets and liabilities result from differences in the bases of assets and liabilities for income tax and financial reporting purposes. The cumulative tax effect of such items at June 27, 1998 and June 28, 1997, are as follows (in thousands):

                                                                                 1998           1997
                                                                                 ----           ----
  Assets:
  Deferred income........................................................      $ (9,884)      $ (8,422)
  Employee benefits......................................................       (11,105)       (11,723)
  Insurance..............................................................        (8,576)        (6,824)
  Closed store accruals..................................................        (8,875)       (12,922)
  Other..................................................................          (997)        (5,137)
                                                                               --------       --------
          Total gross deferred tax assets................................       (39,437)       (45,028)
                                                                               --------       --------
  Liabilities:
  Property and equipment.................................................        12,217         11,035
  Tax benefit lease......................................................         4,429          5,206
  LIFO...................................................................        13,206         13,051
  Other..................................................................         6,504          5,694
                                                                               --------       --------
          Total gross deferred tax liabilities...........................        36,356         34,986
                                                                               --------       --------
  Net deferred income tax asset..........................................        (3,081)       (10,042)
  Current deferred income tax asset......................................       (11,792)       (21,109)
                                                                               --------       --------
  Long-term deferred income tax liability................................      $  8,711       $ 11,067
                                                                               --------       --------
                                                                               --------       --------

         The actual provision (benefit) for income taxes differs from that calculated using the statutory federal income tax rate as follows (in thousands):

                                                                          1998          1997        1996
                                                                         --------     ---------    ------
   Taxes at federal statutory tax rate..............................    $ 13,463     $(25,108)    $ 12,514
   Increase (decrease) in income taxes resulting from:
      Goodwill......................................................       2,233        2,233        2,271
      State taxes based on income...................................       2,018       (2,152)       1,899
      Nondeductible transaction costs...............................           --       2,800            --
      Previously overprovided taxes and other, net..................          16        1,006         (368)
      Tax on extraordinary item.....................................           --       6,006            --
                                                                        ---------------------     ---------
      Total tax provision (benefit).................................    $ 17,730     $(15,215)    $ 16,316
                                                                        --------     --------     --------
                                                                        --------     --------     --------

         Income taxes paid were approximately $6.3 million during Fiscal Year 1998. As of June 28, 1997 the Company had a tax credit of approximately $1.7 million from an overpayment of estimated taxes paid in a prior year. In addition, the Company obtained a tax benefit for carryback of the net operating loss which was generated in the prior Fiscal Year 1997. The carryback gave the Company a tax benefit of approximately $4.7 million to use against taxes incurred in the current year.

         The Company's 1994, 1995 and 1996 tax years are currently under audit by the Internal Revenue Service.

7. BENEFIT PLANS

         Defined Benefit Pension Plan - The Company has a noncontributory, defined benefit pension plan for all full-time hourly employees who are at least 21 years of age and have completed one year of continuous employment consisting of at least 1,000 hours of service as of year end. The Company makes annual contributions to the plan equal to the amounts actuarially required to fund current pension costs.

         Net periodic pension costs for Fiscal Year 1998, Fiscal Year 1997 and Fiscal Year 1996 include the following components (in thousands):


                                                                   1998         1997          1996
                                                                ----------   ----------    --------
    Service cost/benefits earned during the year.............    $   1,849    $   1,796     $   1,677
    Interest cost on projected benefit obligation............        1,642        1,354         1,180
    Actual return on assets..................................       (5,711)      (1,969)       (1,601)
    Amortization of unrecognized net transition asset and net
       losses................................................        4,219          672           537
                                                                 ---------    ---------     ---------
    Net periodic pension expense.............................    $   1,999    $   1,853     $   1,793
                                                                 ---------    ---------     ---------
                                                                 ---------    ---------     ---------




The following table sets forth the plan's funded tatus and the amount recognized in the Company's Consolidated balance sheets at June 27, 1998, June 8, 1997 and June 29, 1996 (in thousands):
    Actuarial present value of benefit obligations:



       Vested................................................    $  18,839    $  13,023     $  11,075
                                                                 ---------    ---------     ---------
                                                                 ---------    ---------     ---------

       Accumulated...........................................    $  21,536    $  14,847     $  12,801
                                                                 ---------    ---------     ---------
                                                                 ---------    ---------     ---------

       Projected.............................................    $ (27,039)   $ (18,814)    $ (15,454)
       Plan assets at fair value.............................       24,498       17,491        15,765
                                                                 ---------    ---------     ---------
    (Estimated benefit obligations) Excess of plan assets           (2,541)      (1,323)          311
    Unrecognized net loss....................................          954            5           223
                                                                 ---------    ---------     ---------
    Accrued pension (liability) asset recognized in the
       accompanying consolidated balance sheets..............    $  (1,587)   $  (1,318)    $     534
                                                                 ---------    ---------     ---------
                                                                 ---------    ---------     ---------

    Contributions by the Company to the plan.................    $      --    $     705     $   2,810
                                                                 ---------    ---------     ---------
                                                                 ---------    ---------     ---------



         Assumptions used in determining the actuarial present value of plan benefits reflect a weighted average discount rate of 7.0 percent, 8.0 percent and 7.9 percent for Fiscal Years 1998, 1997 and 1996, respectively, and an investment rate of return of 9.0 percent for Fiscal Years 1998, 1997 and 1996. The assumed rate of salary increase averaged 5.0 percent, 5.0 percent and 6.0 percent for Fiscal Years 1998, 1997 and 1996, respectively.

         Employee Stock Ownership Plan - On April 1, 1997 the Employee Stock Ownership Plan ("ESOP") was amended and restated to become Randall's ESOP/401k Savings Plan. The ESOP/401k Savings Plan is for all full-time employees who are at least 21 years of age and have completed one year of continuous service. Participants in the ESOP/401k may elect to contribute up to 5 percent of their compensation, which will be matched 100 percent by the Company. Participants in the ESOP/401k may make voluntary contributions up to an additional 10 percent of their compensation, unmatched by the Company. The Company's cash contributions to the ESOP/401k for Fiscal Years 1998, 1997 and 1996 totaled approximately $3.9 million, $3.3 million and $3.4 million, respectively.

         During Fiscal Year 1997 and Fiscal Year 1996, the Company loaned the ESOP $2.3 million and $1.5 million, respectively (together, the "ESOP Notes"). Such ESOP Notes were non-interest bearing and secured by 244,482 shares of the Company's common stock. During Fiscal Year 1998 and Fiscal Year 1997, the Company recorded impairment reserves related to the ESOP Notes in the amount of $262,722 and $472,000, respectively, because the value of the Company's stock securing the ESOP Notes was not adequate to secure the fair value of such notes. During Fiscal Year 1998, the ESOP sold 275,174 shares of the Company's common stock to the Company for $3.7 million and used the proceeds from such sale to repay the $2.3 million note in full. As of June 27, 1998, the outstanding balance of the remaining ESOP Note was $988,126 and the related impairment reserve, which is recorded as a reduction of equity, was $192,460. At June 28, 1997, the aggregate outstanding balance of the ESOP notes was $3.8 million and the impairment reserve was $472,000. The ESOP Notes are included in prepaid expenses and other in the accompanying consolidated balance sheets at June 27,1998 and June 28, 1997.

         During Fiscal Year 1996, the ESOP purchased 43,000 shares of the Company's common stock. The ESOP did not purchase shares of the Company's common stock in Fiscal Year 1998 and Fiscal Year 1997.

         The Company was a defendant in a lawsuit related to the ESOP. As further discussed in Note 10, a settlement was reached that provides for cash payments and changes in the operation of the ESOP, including the addition of a 401(k) feature offering a variety of professionally managed mutual fund investments and the cessation of additional investments by the ESOP in the Company's common stock. Court approval of the settlement was granted in June 1997.

         Cullum Retirement Plans-Following the Cullum Acquisition, the Company terminated Cullum's Management Security Plan ("MSP") and the Senior Corporate Officer Plan effective December 31, 1992. The present value (based on a discount rate of 8.56 percent) of the remaining obligation to participants in such plans who retired prior to the termination of the plans was approximately $5.4 million, net of the current portion of $0.6 million, at June 27, 1998 and approximately $5.5 million, net of the current portion of $1.1 million, at June 28, 1997. As discussed further in Note 10, certain MSP participants who received payments in connection with the termination of the MSP have instituted a claim against the Company.

8. REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY

         Preferred Stock-The Class A Redeemable preferred stock, which was redeemed in June 1997, had a par value of $10 per share, and 8,250 shares authorized, issued and outstanding in 1996. This class of stock was nonvoting and dividends accrued at $10.50 per year per share. These dividends were payable quarterly and before dividends were declared or paid on the common stock. The liquidation value was $100 per share plus all accrued and unpaid dividends.

         The 8 percent convertible preferred stock, which was redeemed in June 1997, had a par value of $10 per share, with 5,000,000 shares authorized and 292,043 shares issued at June 28, 1997. In connection with the equity investment described in Note 2, the Class A preferred stock and the 8 percent convertible preferred stock were redeemed at liquidation value for a total of $28.7 million.

         Common Stock - In connection with the Cullum Acquisition, certain shares of common stock are subject to an agreement between the Company and certain stockholders, whereby the stockholders have the right to sell such shares to the Company at the most recently appraised fair value beginning October 15, 1997 and each October 15 up to and including October 15, 2001. At June 27, 1998, there were approximately 60,000 shares of common stock subject to this agreement and outstanding.

         The Company also has approximately 328,000 shares of redeemable common stock, not associated with the Cullum Acquisition, subject to an agreement between the Company and certain stockholders whereby the stockholders have the option to sell such shares to the Company at the most recently appraised fair value if first refused by the other existing stockholders. During Fiscal Year 1998, the redeemable rights on approximately 25,000 shares of such redeemable common stock were cancelled.

         During Fiscal Year 1998, the Company purchased 29,117 shares of its common stock. Of such shares 10,735 shares have been retired and 18,382 shares recorded as treasury shares at cost. During Fiscal Year 1997, the Company purchased 53,027 shares of its common stock from certain stockholders for approximately $919,023. Such shares were recorded as treasury stock at cost and all such shares were retired during Fiscal Year 1997. Treasury shares were purchased at the then estimated fair values.

         In connection with the equity investment described in Note 2, 5,585,186 shares of Common Stock were redeemed at $16.00 per share for aggregate consideration of $89.4 million as of June 28, 1997. Additionally, as discussed in Note 2, RFM Acquisition has a 25-year option to purchase 3,606,881 shares of the Company's common stock at $12.11 per share, subject to certain adjustments.

         Stock Purchase and Option Plan - During Fiscal Year 1998, the Company adopted the 1997 Stock Purchase and Option Plan for key employees of the Company (the "1997 Plan"). The 1997 Plan authorizes grants of stock and stock options covering 2.4 million shares of the Company's common stock. Grants or awards under the 1997 Plan may take the form of purchased stock, restricted stock, incentive or non-qualified stock options, or other types of rights specified in the 1997 Plan and are typically issued at prices greater than or equal to the fair market value of the Company's common stock at the time of such grants and awards.

         During Fiscal Year 1998, the Company sold approximately 589,000 shares of common stock under the 1997 Plan to key executives and certain members of management at prices ranging from $12.11 to $12.61 per share. As consideration, the Company accepted payment of cash or a combination of cash and notes receivable from the purchasers. The notes receivable bear interest at rates ranging from 5.7% to 6.1% per annum. At June 27, 1998, the Company held notes receivable from management stockholders in the aggregate amount of approximately $6.2 million. Such notes receivable are shown as a reduction of stockholders' equity in the accompanying consolidated balance sheet.

         Stock Option and Restricted Stock Plan - The Company has adopted the Randall's Food Markets, Inc. Stock Option and Restricted Stock Plan which provides for the issuance of incentive stock options, nonqualified stock options and restricted stock to the Company's key employees and directors. A total of 1,500,000 shares of the Company's common stock, subject to an antidilution adjustment, may be issued under this plan as determined by the Executive Committee of the Board of Directors. All options granted through June 28, 1997, were exercisable for a ten-year period. At June 27, 1998, approximately 800,000 shares of common stock are available for future issuances of options or restricted stock under this plan.

         During December 1994, the Company granted options to purchase the Company's common stock to certain employees. The number of shares which may be issued to the employees is based on the estimated fair value of the common stock at each vesting date. These options vest at $300,000 of total value on December 31, 1995, 1996 and 1997, and $200,000 of total value on December 31, 1998 and
1999. During Fiscal Year 1998, 13,334 shares vested with an exercise price of $15.00. During Fiscal Year 1997, 25,209 shares vested with an exercise price of $11.90. During the Fiscal Year 1996, 31,086 shares vested with an exercise price of $9.65. During Fiscal Year 1998, 43,697 of such options were cancelled. The unvested portion of the grant would be issuable into approximately 19,879 shares of common stock based on the most recent estimated fair value. The difference between the exercise price and the estimated fair value at the measurement dates was not significant. During Fiscal Year 1998, the Company granted 86,000 shares of restricted stock. The $903,000 estimated aggregate fair value of the restricted stock is being recognized as compensation expense over two years, the period in which the restrictions lapse.

         During Fiscal Year 1996, the Company granted certain employees options to purchase 37,500 shares of the Company's common stock at an exercise price of $10.75 per share, the estimated fair value of the stock at the grant date. The options were fully vested at the date of grant and were exercisable at June 29, 1996.

         During Fiscal Year 1997, the Company granted certain employees 139,382 shares of restricted stock, of which 5,000 have been forfeited. The $2.4 million estimated aggregate fair value of the restricted stock was recognized as compensation expense in the Fiscal Year ended June 28, 1997. In addition, these employees were granted options to purchase 523,355 shares, of which 27,545 have been forfeited in Fiscal Year 1997 and 55,090 in Fiscal Year 1998, of the Company's common stock. The exercise price of such options is $18.15, the estimated fair value at the date of grant. These options become exercisable on September 30, 2000 and expire on September 30, 2006.

         Stock option activity under the Company's plans for the three years ended June 27, 1998, June 28, 1997 and June 29, 1996 are summarized below:

                                       1998                    1997                        1996
                            --------------------------  -----------------------  ------------------------
                                      Weighted-Avg                Weighted-Avg                Weighted-Avg
                           Shares       Exercise       Shares       Exercise       Shares       Exercise
                                         Price                       Price                        Price

Stock options outstanding,
   beginning of year       635,044       $ 16.76       137,634       $ 11.16       128,951       $ 10.44
Change in Option Value      (4,794)                     19,100                     (28,817)
Changes during the year:
Granted (per share):
     1998, $10.50 to
        $12.61......     1,404,106         12.02
     1997, at $18.15                                   523,355         18.15
     1996, $9.65 to
        $15.00                                                                      37,500         10.75
Exercised/forfeited
   (per share):
      1998, at $12.11
        to $12.48          (38,073)
      1997, at $18.15      (55,090)                    (27,545)
      1996, at $10.75       (5,000)                    (17,500)
      1995, $9.65 to
        $15.00......       (43,697)
                        ----------                     --------                    --------
Stock options
   outstanding, end of
   year.............     1,892,496         13.42       635,044         16.63       137,634         12.71
                         ---------                     -------                     -------
                         ---------                     -------                     -------
Stock options
   exercisable, end of
   year.............       309,436         11.99        96,296         11.58        93,795         10.69
                         ---------                     -------                     -------
                         ---------                     -------                     -------
Weighted Average_fair
   value of options
   granted during the                    $  5.10                     $  8.88                     $  4.96
   year



         The following table summarizes information about stock options outstanding at June 27, 1998.

                              Options Outstanding                           Options Exercisable
                              -------------------                           -------------------

        Range of            Number        Weighted-Avg    Weighted-Avg       Number      Weighted-Avg
    Exercise Prices      Outstanding        Remaining       Exercise      Exercisable      Exercise
    ---------------    at June 27, 1998 Contractual Life      Price     at June 27, 1998     Price
                       ---------------- ----------------      -----     ----------------     -----
  $9.65 to $13.30.....    1,438,442          9.2 years       $   11.96       296,102        $ 11.86
  $15.00 to $18.15....      454,054          8.2 years       $   18.06        13,334        $ 15.00
  $9.65 to $18.15.....    1,892,496          9.0 years       $   13.42       309,436        $ 11.99


         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for Fiscal Years 1998, 1997 and 1996 respectively: risk-free interest rates of 5.8,
6.72 and 6.18 percent; dividend yield of 0.0 percent for all years, expected lives of 10 years for all options; and volatility of 0.0 percent for all years.

         Stock-based compensation costs would have reduced net income by approximately $7.0 million, $4.4 million and $0.2 million in Fiscal Year 1998, Fiscal Year 1997 and Fiscal Year 1996, respectively, if the fair values of the options granted in those years had been recognized as compensation expense over the vesting period of the grant.

         As a result of the Equity Investment discussed in Note 2, the Company issued to KKR a 25-year option to purchase 3,606,881 shares of common stock at $12.11 per share, subject to adjustments.

9. LEASE COMMITMENTS

         Leases - Minimum rental commitments for future periods are as follows (in thousands):

                                                                         Operating       Capital
   Fiscal Year ending                                         Total        Leases         Leases
   ------------------                                      ---------    ---------      ---------
      1999                                                 $  49,556    $  39,578      $   9,978
      2000                                                    49,051       39,244          9,807
      2001                                                    48,485       38,678          9,807
      2002                                                    46,550       37,983          8,567
      2003                                                    44,439       36,758          7,681
      Thereafter                                             505,815      421,768         84,047
                                                           ---------    ---------      ---------
                                                           $ 743,896     $614,009        129,887
                                                           ---------     --------
                                                           ---------     --------
   Amount representing interest                                                           64,617
                                                                                       ---------
Present value of net minimum lease payments including current maturities of $3,755:    $  65,270
                                                                                       ---------
                                                                                       ---------



The Company leases substantially all of its store facilities and some equipment. Included in the above operating lease commitments are future minimum rentals to the joint ventures discussed in Note 4 aggregating approximately $9.6 million. The store leases generally cover an initial term of 20 to 30 years with renewal options for 5 to 15 additional years. Most leases require the payment of fixed minimum rentals as well as payment of property taxes and insurance, or a percentage of sales, whichever is greater.

         Included in selling, general, and administrative expense for the Fiscal Years ended June 27, 1998, June 28, 1997 and June 29, 1996 is rent expense comprised of the following (in thousands):


                                                         1998        1997        1996
                                                         ----        ----        ----
        Minimum rental............................... $ 50,254     $ 47,073    $ 42,998
        Percentage rental............................      744          939         713
                                                      --------     --------    --------
                                                      $ 50,998     $ 48,012    $ 43,711
                                                      --------     --------    --------
                                                      --------     --------    --------


10. COMMITMENTS AND CONTINGENCIES

      MSP Litigation - Former participants in the Cullum's Management Security Plan for Cullum Companies, Inc. ("the MSP") have instituted a claim against the Company on behalf of all participants in the MSP on the date the Company terminated it following the Cullum Acquisition. In respect of such termination, the Company paid MSP participants the greater of (i) the amount of such participant's deferral or (ii) the net present value of the participant's accrued benefit, based upon the participant's current salary, age and years of service. The plaintiffs seek to recover additional amounts under the MSP, for a declaration of rights under an employee pension benefit plan and for breach of fiduciary duty. The plaintiffs assert that the yearly plan agreement executed by each participant in the MSP was a contract for a specified retirement and death benefit set forth in such plan agreements and that such benefits were vested and nonforfeitable. Based upon current facts, the Company is unable to estimate any meaningful range of possible loss that could result from an unfavorable outcome of the MSP litigation. It is possible that the Company's results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially affected by an ultimate unfavorable outcome of the MSP litigation. However, the Company intends to vigorously contest the MSP claim and, although there can be no assurance, management currently does not anticipate an unfavorable outcome based on management's independent analysis of the facts relating to such litigation.

         ESOP Litigation - On November 28, 1995, two individuals filed a lawsuit on behalf of the Company's Employee Stock Ownership Plan (the "ESOP") and certain participants and former participants in and beneficiaries of the ESOP. The lawsuit alleged that the Company, certain employees thereof and certain entities which engaged in a variety of services relating to the ESOP had violated various federal and state laws in connection with the operation of the ESOP, including transactions by the ESOP involving the Common Stock. The Company and the other defendants denied all of the allegations. The plaintiffs' representatives and the Company and the other defendants subsequently agreed to settle the litigation. Although the defendants continue to deny all charges of wrongdoing or liability against them, they have concluded that it was desirable to settle the litigation in order to avoid further expense, inconvenience, and distraction, noting the uncertainty and risks inherent in litigation.

         The Company and the other defendants elected to settle the suit pursuant to a settlement agreement (the "Settlement Agreement") for $16.5 million, of which the Company was liable for $11.3 million plus $0.2 million in expenses. Net of insurance proceeds, the Company has paid $10.5 million in the aggregate in connection with the settlement. The Company increased its existing litigation reserves by $9.5 million during Fiscal Year 1997 to fully reserve for such matters and concurrently with the closing of the Equity Investment, the Company paid $11.3 million into a trust fund pursuant to the Settlement Agreement.

         In addition, the settlement provides for certain changes in the operation of the ESOP, including the addition of a 401(k) feature offering a variety of professionally managed mutual fund investments and the cessation of additional investments by the ESOP in the Common Stock. Under the Settlement Agreement, the Company and the other defendants were released from further liability relating to the litigation by all the members of the plaintiffs' class.

          EEOC Litigation - On June 5, 1997, the U.S. District Court for the Southern District of Texas granted a joint motion by the Company and the Equal Employment Opportunity Commission (the "EEOC") for entry of a consent decree (the "Consent Decree") settling a charge by the EEOC Commissioner filed in 1989 that the Company violated Title VII of the Civil Rights Act of 1964, as amended. The Consent Decree provides that between January 1, 1988 and December 31, 1992 the Company violated Title VII by (i) failing to hire African American, Hispanic and female applicants for entry-level jobs, (ii) segregating female and Hispanic employees, (iii) failing to select African Americans and women for the Grocery Management Training Program and (iv) failing to maintain required records. Under the terms of the Consent Decree, the Company is required to pay $2.3 million, representing back pay and interest, into a fund to be divided among entry-level claimants, and $0.2 million into a fund to be divided among grocery department management trainee claimants. The Company will bear the costs of administering the settlement, which the Company estimates to be approximately $0.8 million. At June 28, 1997, the Company reserved $3.3 million for expected expenditures in connection with the EEOC settlement and as of June 27, 1998, approximately $2.8 million of such accrual remained. Qualified promotion claimants will be placed on a preferential promotion list from which future promotions will be made by the Company. The Consent Decree includes certain requirements to properly notify potential claimants and certain enhanced reporting requirements. The Consent Decree will be effective for a two-year period, except that the obligations to distribute back pay, offer employment, retain information and make reports will extend beyond the two-year term.

         During the course of the EEOC investigation evidence was uncovered that the Company may not have hired certain persons for age and other reasons. The Company has agreed to settle these charges for an immaterial amount of money.

         Fleming Dispute - On July 30, 1997, the Company initiated an arbitration proceeding before the American Arbitration Association against Fleming Companies, Inc. ("Fleming"), one of its long-time suppliers, alleging, among other things, that Fleming violated the terms of a supply agreement signed in 1993. On July 7, 1998, the arbitration panel unanimously found that Fleming materially breached the supply agreement and that the contract was terminated as of July 7, 1998 without payment of any termination fee.

         On July 16, 1998, the Company and Fleming entered into a stand-still agreement whereby both parties agree to conduct business on the same terms as prior to the termination of the contract while they negotiate a transition agreement. Fleming is required to give the Company five days notice of its intent to discontinue supply of product in the event Fleming determines that the parties are no longer negotiating in good faith. While the Company cannot predict with certainty the ultimate outcome of this matter, the Company continues to work with Fleming on a smooth transition plan. During Fiscal Year 1998, the Company commenced expansion of its distribution system in a move towards self distribution. Such expansion will optimize the Company's distribution system and is expected to be completed during the fiscal year ending June 26,1999. The Company currently has no reason to believe that it will experience a significant disruption of supply during the negotiations of the transition agreement and transition to self distribution.

         John Paul Mitchell Lawsuit - On August 26, 1998, a jury in the 126th District Court, Travis County, Texas, returned a verdict against the Company and a co-defendant, Jade Drug Company, Inc. ("Jade"), finding both parties intentionally conspired with each other to interfere with contracts between John Paul Mitchell Systems ("Mitchell") and one or more of its distributors and /or salons. The jury found the Company guilty of having in its possession, selling or offering for sale Mitchell products that it knew, or that a reasonable person in the position of the Company would know, had serial numbers or other permanent identification markings removed, altered or obliterated. The jury found that the company unfairly competed with Mitchell by purchasing and distributing the products and infringed on Mitchell's trademark. The jury also found that the harm caused Mitchell resulted from malice.

         The Jury awarded Mitchell and its co-plaintiff, Ultimate Salon Services Inc., $3.25 million in joint and several damages from the Company and Jade, $4.5 million in exemplary damages from the Company and $3.0 million in actual damages and $4.5 million in exemplary damages from Jade.

         The judge has yet to enter a judgment in the matter. The Company intends to vigorously seek to have the verdict, if it stands, overturned on appeal. Nonetheless, the Company is currently reviewing its insurance coverage and other remedies Although the outcome of this matter cannot be predicted with certainty, management believes it will not have a material impact on the Company's financial position, results of operations, or cash flows.

         Other than the foregoing matters, the Company believes it is not a party to any pending legal proceedings, including ordinary litigation incidental to the conduct of its business and the ownership of its property, the adverse determination of which would have a material adverse effect on the Company, its operations, its financial condition, or its cash flows.

         Insurance - The Company maintains a self-insurance program covering portions of workers' compensation (employee safety program) a Company sponsored employee injury and disability program (Randall's Employee Safety Plan), designed to replace the State's workers compensation program and general and automobile liability costs. The amounts in excess of the self-insured levels are fully insured. Self-insurance accruals are based on claims filed and an estimate for significant claims incurred but not reported.

         Commitments - The Company has entered into severance and employment agreements with certain officers and employees. Expected severance payments and postemployment benefits in the amount of approximately $1.8 million and $4.5 million are accrued in the accompanying consolidated financial statements as of June 27, 1998 and June 28, 1997, respectively.

         In connection with the Company's capital expenditure program, as of June 27, 1998, the Company had commitments to make $85.5 million in capital expenditures.

         The Company is continually evaluating possible additional site locations and related financing opportunities.

11.      Supplemental Cash Flow Disclosures

         Supplemental cash flow information with respect to payments of interest and income taxes made for Fiscal Year 1998, Fiscal Year 1997 and Fiscal Year 1996 are as follows (in thousands):

                                                                     1998        1997        1996
                                                                     ----        ----        ----
     Interest paid............................................        $22,310     $37,542     $39,200
     Income taxes paid........................................          6,300      17,700      23,300


         The Company incurred capital lease obligations of $8.8 million in Fiscal Year 1997 and no obligations for Fiscal Year 1998 and Fiscal Year 1996.

         In connection with the 1997 Plan, the Company sold stock to key executives and certain members of management during Fiscal Year 1998 for cash or a combination of cash and notes receivable. At June 27, 1998, the notes receivable had an aggregate amount of $6.2 million.

12. Unaudited Quarterly Financial Information



                                                                     Quarter Ended
                                              -------------------------------------------------------------
                                               October 18,      January 10,    April 4,          June 27,
                                                   1997             1998        1998               1998
                                                   ----             ----        ----               ----
                                                                     (In thousands)
Year Ended June 27, 1998:
     Net sales                                   $719,377         $579,916        $552,524       $567,207
     Gross profit                                 197,140          157,210         153,024        157,149
     Operating income                              18,044           21,355          16,604         15,411
     Net income                                     3,742            7,845           4,862          4,284




                                                                     Quarter Ended
                                              -------------------------------------------------------------
                                               October 19,      January 11,      April 5,        June 28,
                                                   1996             1997           1997             1997
                                               -----------      -----------      --------        --------
                                                                     (In thousands)
Year Ended June 28, 1997:
     Net sales                                   $683,705         $575,341        $545,540       $540,397
     Gross profit                                 182,781          155,622         149,616        145,132
     Operating income (loss)                       14,559           16,930          (8,777)       (41,817)
     Income (loss) before income taxes and
       extraordinary item                           3,397            8,241         (17,251)       (50,319)
     Net income (loss)                              1,209            4,550         (11,173)       (45,100)




         Schedules are omitted for the reason that they are not required and/or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

Part III.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS

Set forth below are the names, ages and positions with the Company of directors and executive officers of the Company, together with certain other key personnel. The Board of Directors will be subject to change from time to time.

Name                                                             Age                              Position

Robert R. Onstead...........................................      67    Chairman Emeritus
R. Randall Onstead..........................................      42    Chairman of the Board and Chief Executive Officer
Douglas G. Beckstett........................................      46    Senior Vice President, Human Resources
Michael M. Calbert..........................................      36    Chief Financial Officer and Senior Vice President
Frank Lazaran...............................................      41    Senior Vice President, Sales and Merchandising
D. Mark Prestidge...........................................      39    President, Dallas Division
J. Russell Robinson.........................................      56    Senior Vice President, Chief Information Officer
Joe R. Rollins..............................................      42    Senior Vice President, Real Estate and Assistant Secretary
Lee E. Straus...............................................      49    Senior Vice President, Finance, Secretary and Treasurer
John W. Sullivan............................................      41    Senior Vice President, Houston Operations
Henry R. Kravis.............................................      55    Director
George R. Roberts...........................................      54    Director
Paul E. Raether.............................................      51    Director
James H. Greene, Jr.........................................      48    Director
Nils P. Brous...............................................      33    Director
A. Benton Cocanougher.......................................      60    Director


         Robert R. Onstead is a co-founder of the Company and served as its Chairman from 1966 through July 1998. Mr. Onstead attended the University of North Texas.

         R. Randall Onstead was elected President and Chief Executive Officer of the Company in April 1996 and became Chairman of the Board and Chief Executive Officer in July 1998. He has been a Director of the Company for 12 years and has been with the Company for 20 years. From 1986 to April 1996, Mr. Onstead served as President and Chief Operating Officer. Prior to 1986, Mr. Onstead was Assistant Grocery Buyer for five years after serving in various management positions since 1978. He has a B.S. degree in Marketing from Texas Tech University and has attended Harvard Business School's Management Development Program.

         Douglas G. Beckstett joined the Company as Senior Vice President of Human Resources in June 1997. He had 20 years of Human Resources experience prior to joining the Company, most recently serving as vice president of Human Resources for APS Inc. He received his bachelor's degree in management science with a concentration in organizational theory in 1974 from Duke University and his M.B.A., with honors, in organizational behavior in 1977 from Boston University.

         Michael M. Calbert joined the Company in September 1994 as Senior Vice President, Corporate Controller. He was promoted to Senior Vice President Corporate Planning and Development in 1996 and became Chief Financial Officer in 1998. From 1984 to 1994, he served as a Manager in the audit and consulting groups of Arthur Andersen LLP. Mr. Calbert is a Certified Public Accountant and received a B.B.A. degree from Stephen F. Austin State University and his M.B.A. from the University of Houston.

         Frank Lazaran joined the Company as Senior Vice President of Sales and Merchandising in November 1997. Prior to joining the Company, he served as Group Vice President, Sales, Advertising and Merchandising for Ralphs Grocery Company where he worked for 23 years. Mr. Lazaran has a B.S. degree in Business Administration from California State University at Long Beach.

         D. Mark Prestidge was appointed President, Tom Thumb Stores Division in March 1996. From April 1994 to 1996, Mr. Prestidge served as Division Vice President, Tom Thumb Stores Division after serving for two years as a Vice President/District Manager of the Division. From 1980 to 1992, he served in various store management positions at the Company.

         J. Russell Robinson joined the Company as Senior Vice President, Chief Information Officer in June 1997. Prior to joining the Company, he served as Director of Information Systems for MCI Systemhouse from June 1996 to June 1997. Prior to June 1996, he served as Vice President, Information Services for Ralphs Grocery Company where he worked for 12 years. Mr. Robinson has a B.A. degree in Business Administration from California State University at Long Beach and an M.B.A. degree from the University of Southern California.

         Joe R. Rollins was promoted to Senior Vice President, Real Estate in August 1996, after serving 12 years as Vice President, Real Estate. From 1978 to 1984, he served as Real Estate Manager for Kroger in Houston. Mr. Rollins is responsible for new store site evaluation and acquisition , leasing arrangements for stores, warehouses and other facilities and facilities planning. In addition, he negotiates the purchase and sale of real property. Mr. Rollins has a B.B.A. degree from Texas Tech University.

         Lee E. Straus joined the Company in August 1994 as Senior Vice President-Finance, Secretary and Treasurer after more than 21 years in various positions at Texas Commerce Bancshares. From 1989 to 1994, Mr. Straus served as President of Texas Commerce Mortgage Company, and prior to that was Executive Vice President, Chief Administrative Officer, of Texas Commerce Bancshares. He has a M.B.A. from Stanford University.

         John W. Sullivan was named Senior Vice President, Houston Operations in August 1997. With seven years of prior supermarket experience, he joined the Company in 1982 as a Manager Trainee and worked his way up from Grocery Director to District Manager in Austin. From August 1993 to August 1997, he served as Division Vice President in Austin and in Houston.

         Henry R. Kravis is a managing member of KKR & Co. LLC, the limited liability company which serves as the general partner of KKR. He is also a director of Accuride Corporation, Amphenol Corporation, Borden, Inc., Bruno's, Inc., The Boyds Collection, Ltd., Evenflo Company Inc., The Gillette Company, IDEX Corporation, KinderCare Learning Centers, Inc., KSL Recreation Corporation, Newsquest plc, Owens-Illinois, Inc., PRIMEDIA Inc., Regal Cinemas, Inc., RELTEC Corporation, Safeway Inc., Sotheby's Holdings, Inc., Spalding Holdings Corporation and World Color Press, Inc.

         George R. Roberts is a managing member of KKR & Co. LLC, the limited liability company which serves as the general partner of KKR. He is also a director of Accuride Corporation, Amphenol Corporation, AutoZone, Inc., Borden, Inc., Bruno's, Inc., The Boyds Collection, Ltd., Evenflo Company Inc., IDEX Corporation, KinderCare Learning Centers, Inc., KSL Recreation Corporation, Owens-Illinois, Inc., PRIMEDIA Inc., Regal Cinemas, Inc., RELTEC Corporation, Safeway Inc., Spalding Holdings Corporation and World Color Press, Inc.

         Paul E. Raether is a member of KKR & Co. LLC, the limited liability company which serves as the general partner of KKR. He is also a director of Bruno's, Inc., IDEX Corporation and KSL Recreation Corporation.

         James H. Greene, Jr. is a member of KKR & Co. LLC, the limited liability company which serves as the general partner of KKR. He is also a director of Accuride Corporation, Bruno's, Inc., Owens-Illinois, Inc., RELTEC Corporation and Safeway Inc.

         Nils P. Brous has been an executive of KKR since 1992. Prior thereto, he was an associate at Goldman, Sachs & Co. Mr. Brous is also a director of Bruno's, Inc. and KinderCare Learning Centers, Inc.

         A. Benton Cocanougher is currently Dean of the Lowry Mays College and Graduate School of Business at Texas A&M University. He is also a director of Smith Barney Concert Series Mutual Funds, First American Bank-Bryan and First American State Savings Bank Texas. Mr. Cocanougher has a B.B.A., M.B.A. and Ph.D. from the University of Texas at Austin.

         Messrs. Kravis and Roberts are first cousins. Robert R. Onstead and R. Randall Onstead are father and son.

Item 11. EXECUTIVE COMPENSATION

Executive Compensation

         The following table presents certain summary information concerning compensation paid or accrued by the Company for services rendered in all capacities for Fiscal Year 1998 for (i) the Chief Executive Officer of the Company during such Fiscal Year, (ii) the Chairman of the Board of the Company during such Fiscal Year and (iii) each of the four other most highly compensated executive officers of the Company, determined as of June 27, 1998 (collectively, the "Named Executive Officers").

Summary Compensation Table


                                                  Annual Compensation                 Long Term Compensation
                                      --------------------------------------------------------------------------------
Name and Principal Position Fiscal    Salary       Bonus      Other Annual    Restricted    Securities    All Other
---------------------------  Year     ---------   --------   Compensation(1)     Stock       Underlying   Compensation
                            ------                           ---------------    Awards(2)     Options     ------------
                                                                              -----------   -----------

Robert R. Onstead.........  1998       $500,000      _                $2,605       _            _             _
Chairman Emeritus(3)        1997        500,096      _                35,385       _            _        $255,639 (4)

R. Randall Onstead........  1998        425,000   $425,000            78,324       _         371,595          _
President and Chief         1997        375,192    185,589             9,807  $103,480 (5)      _        169,064 (4)
Executive Officer

Michael M. Calbert........  1998        197,115    197,115            18,756       _          77,877          _
Senior Vice President and   1997        175,000    133,000            11,289    58,382 (5)    6,667           _
Chief Financial Officer

Douglas G. Beckstett .....  1998        178,077    178,077                85       _          51,610          _
Senior Vice President,      1997         _           _                  _          _            _             _
Human Resources

J. Russell Robinson.......  1998        178,077    178,077              _          _          51,610          _
Senior Vice President,      1997         _           _                  _          _            _             _
Chief Information Officer

D. Mark Prestidge.........  1998        174,038    174,038            11,096       _          51,610          _
President, Dallas Division  1997        138,558     25,000            14,618  12,110 (5)        _             _



(1) The amounts shown in this column represent annual payments for reimbursement of medical expenses and/or country club dues.

(2) As of June 28, 1997, the aggregate number and value of the Company's restricted stock for all executive officers was 34,408 shares with a value of $416,681 based on the purchase price of the Common Stock in the Recapitalization.

(3)      Mr. Onstead became Chairman Emeritus in July 1998.

(4) Includes income recognized by such executive upon the purchase of a whole life insurance policy for the benefit of such executive.

(5) Includes income recognized upon the vesting of restricted Common Stock as of the closing of the Recapitalization.


Stock Option and Restricted Stock Plan

         The Company Stock Option and Restricted Stock Plan (the "Stock Plan") provides for participation by key executives who are selected by the Company's Executive Committee. There are 1.5 million shares available for awards under the Stock Plan. To date, the following options have been granted: options to purchase 23,952 shares at $9.65 per share; options to purchase 16,806 shares at $11.90 per share; options to purchase 15,000 shares at $10.75 per share; options to purchase 13,334 shares at $15.00 per share; options to purchase 9,132 shares at $10.95 per share; options to purchase 440,720 shares at $18.15 per share; and options to purchase 95,230 shares at $10.50 per share. As of June 28, 1997 approximately 65,864 shares subject to options were exercisable.

         During Fiscal Year 1998, the Company adopted the 1997 Stock Purchase and Option Plan for Key Employees of Randall's Food Markets, Inc. and Subsidiaries (the "1997 Plan"). Grants made pursuant to the Stock Plan will become subject to, and be exercisable only in accordance with, the provisions of the 1997 Plan. See "1997 Stock Purchase and Option Plan".

Option Grants

         On December 31, 1994, the Company granted options to purchase Common Stock to three employees including each of Messrs. Calbert and Straus (the "1994 Option Grant"). The options granted to Mr. Calbert consisted of five tranches of formula grants each in the amount of $100,000, the exercise price of which was determined or is to be determined, as the case may be, on the last business day of the five consecutive calendar years commencing December 31, 1994. The options granted to Mr. Straus consisted of three tranches of formula grants each in the amount of $100,000, the exercise price of which was determined on the last business day of the three consecutive calendar years commencing December 31, 1994.

         The number of options in each tranche of formula grants is determined by dividing $100,000 by the value of a share of Common Stock at successive calendar year ends. The exercise prices which have been fixed as of the present time are $9.65 for options granted on December 31, 1994, $11.90 for options granted on December 31, 1995 and $15.00 for options granted on December 31, 1996 for each of Messrs. Calbert and Straus and $10.95 for options granted on December 31, 1997 to Mr. Calbert. The exercise price of the remaining tranche for Mr. Calbert will be determined on the last business day of calendar year 1998.


1997 Stock Purchase and Option Plan

         The 1997 Plan provides for the issuance of 2.4 million shares of authorized but unissued or reacquired shares of Common Stock, subject to adjustment to reflect certain events such as stock dividends, stock splits, recapitalizations, mergers or reorganizations of or by the Company. The 1997 Plan is intended to assist the Company in attracting and retaining employees of outstanding ability and to promote the identification of their interests with those of the stockholders of the Company. The 1997 Plan permits the issuance of Common Stock (the "1997 Plan Purchase Stock") and the grant of Non-Qualified Stock Options and Incentive Stock Options (the "1997 Plan Options") to purchase shares of Common Stock and other stock-based awards (the issuance of 1997 Plan Purchase Stock and the grant of 1997 Plan Options and other stock-based awards pursuant to the 1997 Plan being a "1997 Plan Grant"). In addition, it is expected that loans of up to approximately $8.0 million (including $6.2 million outstanding as of June 27, 1998) in the aggregate will be made to employees to finance purchases of Common Stock pursuant to the 1997 Plan. These loans will be secured by pledges to the Company of Common Stock owned by such employees. Unless sooner terminated by the Company's Board of Directors, the 1997 Plan will expire ten years after its approval by the Company's stockholders. Such termination will not affect the validity of any 1997 Plan Grant outstanding on the date of the termination.

      The Compensation Committee of the Board of Directors will administer the 1997 Plan, including, without limitation, the determination of the employees to whom 1997 Plan Grants will be made, the number of shares of Common Stock subject to each 1997 Plan Grant, and the various terms of 1997 Plan Grants. The Compensation Committee of the Board of Directors may from time to time amend the terms of any 1997 Plan Grant, but, except for adjustments made upon a change in the Common Stock by reason of a stock split, spin-off, stock dividend, stock combination or reclassification, recapitalization, reorganization, consolidation, change of control, or similar event, such action shall not adversely affect the rights of any participant under the 1997 Plan with respect to the 1997 Plan Purchase Stock and the 1997 Plan Options without such participant's consent. The Board of Directors will retain the right to amend, suspend or terminate the 1997 Plan.

      During Fiscal Year 1998, the Company sold approximately 589,000 shares of common stock under the 1997 Plan to key executives and certain members of management at prices ranging from $12.11 to $12.61 per share. As consideration, the Company accepted payment of cash or a combination of cash and notes receivable from the purchasers. The notes receivable bear interest at rates ranging from 5.7% to 6.1% per annum. At June 27, 1998, the Company held notes receivable from management stockholders in the aggregate amount of approximately $6.2 million. Such notes receivable are shown as a reduction of stockholders' equity in the accompanying condensed consolidated balance sheet.

         The following Option Grants Table sets forth, as to the Named Executive Officers, certain information relating to stock options granted during Fiscal Year 1998:


                                                             Individual Grants                            Potential Realizable
                                                                                                           Value at Assumed
                                      --------------------------------------------------------------     Annual Rates of Stock
                                                                                                        Price Appreciation for
                                                                                                            Option Term (1)
                                                                                                        ----------------------
Name                                  Number of        % of Total       Exercise or       Expiration      5% ($)      10% ($)
----                                  Securities      Options/SARs       Base Price          Date         ------      -------
                                      Underlying       Granted to          ($/Sh)         ----------
                                       Options/       Employees in      -----------
                                     SARs Granted     Fiscal Year
                                     ------------     ------------
Robert R. Onstead...........              --               --                --               --            --          --
R. Randall Onstead..........           371,595            26.4              $12.11        11/14/2007     $2,871,702  $7,151,485
Michael M. Calbert..........            51,610             3.7               12.11        11/14/2007      1,085,257   1,679,667
                                        16,515             1.2               12.11        02/02/2008        351,012     548,833
                                           620             0.0               12.61        06/23/2008         13,430      21,382
                                         9,132             0.6               10.95        12/30/2004        166,904     225,992
Douglas G. Beckstett........            51,610             3.7               12.11        11/14/2007      1,085,257   1,679,667
J. Russell Robinson.........            51,610             3.7               12.11        11/14/2007      1,085,257   1,679,667
D. Mark Prestidge...........            51,610             3.7               12.11        11/14/2007      1,085,257   1,679,667


-----------
(1) The value of the Common Stock was $13.30 based upon an appraisal of the Common Stock as of April 4, 1998. Based upon the exercise prices, the amounts shown in these columns are the potential realizable value of options granted at assumed rates of stock price appreciation (5% and 10%, as set by the executive compensation disclosure provisions of the rules of the Securities and Exchange Commission) compounded annually over the option term and have not been discounted to reflect the present value of such amounts. The assumed rates of stock price appreciation are not intended to forecast the future appreciation of the Common Stock.

Aggregated Option Exercises in Fiscal Year 1998 and Option Values as of June 28, 1998

         The following table sets forth certain information concerning the number of stock options held by the Named Executive Officers as of June 28, 1997, and the value of in-the-money options outstanding as of such date.


Name                                   Number of Shares        Value Realized         Number of                  Value of
----                                    Acquired on            --------------        Securities           Unexercised In-the-
                                         Exercise                                    Underlying             Money Options as
                                   ------------------------                          Unexercised             of June 28, 1997
                                                                                    Options as of             (Exercisable/
                                                                                    June 28, 1997           Unexercisable) (1)
                                                                                     (Exercisable/         ------------------
                                                                                    Unexercisable)
                                                                                    --------------
Robert R. Onstead...............              0                     $0                   0                         $0
R. Randall Onstead..............              0                      0             74,319/297,276             88,440/353,758
Michael M. Calbert(2)...........              0                      0              39,181/65,742              76,065/90,450
Douglas G. Beckstett............              0                      0              10,322/41,288              12,283/49,133
J. Russell Robinson.............              0                      0              10,322/41,288              12,283/49,133
D. Mark Prestidge...............              0                      0              10,322/41,288             12,283/49,133



-----------

(1) The value of the Common Stock was $13.30 based upon an appraisal of the Common Stock as of April 4, 1998.

(2) The number of unexercisable options does not include one tranche of Common Stock granted to Mr. Calbert whose exercises price will be fixed on December 31, 1998. Consequently the number of options relating to such grant cannot be determined until the fair market value of a share of Common Stock is determined on such dates. See "Option Grants."

         In Fiscal Year 1998, the Company issued certain employees 86,000 shares of restricted Common Stock, of which 4,000 have been forfeited.

Bonus Plans

         Prior to the Recapitalization, the Company maintained a bonus plan covering different executive populations at and above the district vice president level. Bonus payments under these plans were part cash and part stock and were keyed to relevant performance factors within each group. The maximum bonuses ranged from 40% of annual base salary for certain vice presidents to 100% of annual base salary for the most senior executives. Performance criteria are a combination of corporate performance, individual and district or division goals, as appropriate. The Company adopted a new bonus plan for Fiscal Year 1998 which replaced the old bonus plan. Under the new plan, separate bonus programs have been established for (i) officers (including Named Executive Officers), administrative department directors and key managers, (ii) store directors and department managers, (iii) pharmacists, (iv) merchandisers; (v) in-store service personnel and (vi) pricing coordinators. The bonus payments will consist solely of cash payments and will be keyed to different performance measures for each eligible employee group. For example, bonus payments to officers (including Named Executive Officers), administrative department directors and key managers will be based upon achievement of yearly EBITDA and same store sales targets. The new bonus programs are not set forth in any formal documents.

Retirement Plans

         The Company maintains two qualified retirement plans. One, Randall's Hourly Employees' Retirement Plan, is a defined benefit pension plan. The other plan is the Randall's Food Markets, Inc. ESOP/401k Savings Plan ("ESOP"), which currently holds 1,984,784 shares of Common Stock. The ESOP provides for pass through voting with respect to a potential change in control. No additional shares of Common Stock will be purchased by the ESOP. Although it will no longer acquire shares of Common Stock, the Company has combined the ESOP with a 401(k) plan option with diversified investment alternatives. The Company also maintained the nonqualified Key Employee Stock Purchase Plan (the "KeySOP") which provided benefits to key employees and highly compensated employees whose benefits under the ESOP are limited due to Internal Revenue Code requirements. The KeySop was terminated effective September 30, 1997.

Employee Welfare Benefits and Retiree Insurance Benefits

         The Company provides welfare and other benefits only for its full-time employees. In addition to medical insurance, the Company also provides other standard benefits such as paid vacation and holidays, life insurance, sick pay and long-term disability coverage for eligible employees. The Company is self-insured with respect to health benefits for its employees. The long-term disability coverage and life insurance for eligible employees is fully insured. The Company has a stop loss policy in effect with respect to its self-insured medical plan and is reimbursed by the stop loss carrier for all claims that exceed the stop loss level, which is $200,000 for calendar 1997. Reimbursement for stop loss claims is handled by the third party administrator who pays all medical claims. In the event charges for any eligible employee exceeds $200,000 in one plan year, the third party administrator pays the claim for the plan and then submits the claim to the carrier for reimbursement. Total medical claims paid by the Company in calendar 1997, net of claims reimbursed by the stop loss carrier, were approximately $22.0 million.

         The Company does not generally provide retiree medical or retiree life insurance benefits. However, the Company does have individual arrangements which provide for health benefits for life with respect to four surviving family members of the founders.

Board Compensation

         All directors are reimbursed for their usual and customary expenses incurred in attending all Board and committee meetings. It is anticipated that each director who is not an employee of the Company will receive an aggregate annual fee of $30,000. Directors who are also employees of the Company will receive no remuneration for serving as directors.

         The Company maintains a Directors' Deferred Compensation Plan (the "Directors' Plan"). The Directors' Plan permits a non-employee member of the Board of Directors of the Company to elect annually to defer payment of all or any portion of the director's fees earned during a given year. Such deferred fees are credited to an account for each director denominated as that number of shares of Common Stock which would have a value equal to the amount of the deferred fees. Once established, such account is also credited with additional units representing that number of shares of Common Stock which would have a value equal to the cash dividends otherwise payable on the Common Stock credited to each director's account. Upon a director's retirement or separation from service with the Board of Directors, such director will receive cash distribution, either in a lump-sum or in equal installments (as elected by the director at the time of the election to defer the fees), equal to the value of the number of share units reflected in his or her account at such time.

Employment Contracts

         Effective April 1, 1997 (the "Effective Date"), the Company entered into employment agreements with Robert R. Onstead and R. Randall Onstead (the "Employment Agreements") which became effective upon consummation of the Recapitalization and are subject to the terms and conditions described below.

         Robert R. Onstead. Pursuant to the Employment Agreement with Robert R. Onstead, Mr. Onstead became Chairman Emeritus for life as of July 2, 1998 and will serve as a consultant to the Company until such time as 10% of the Common Stock (or the common stock of a successor to the Company) is tradable on a national stock exchange (the "Consulting Period"). In addition, Mr. Onstead will continue to be nominated as a director (and the Company shall use its best efforts to secure his election as such) until such time as his stock ownership in the Company falls below 10% of the outstanding Common Stock.

         During the Consulting Period, the Company will pay Mr. Onstead a monthly fee of $16,667. In addition, Mr. Onstead will receive monthly retirement payments in the amount of $8,333 until Mr. Onstead owns less than 3% of the outstanding Common Stock (or of the outstanding interest in a successor). The Company will furnish Mr. Onstead (and his spouse) at no cost to them with lifetime medical, dental and life insurance benefits. The Company will also provide Mr. Onstead with certain office amenities for life; provided that the annual cost thereof may not exceed $100,000.

         In the event Mr. Onstead's consulting engagement is terminated (i) by the Company (A) due to his death or disability, (B) as a result of Mr. Onstead's gross negligence or willful misconduct in the performance of his duties and services or his material breach of any material provision of his Employment Agreement which is not corrected within 30 days of notice thereof or (C) in connection with the insolvency, liquidation or any other event which results in the discontinuance of the existence of the Company without a successor thereto, or (ii) by Mr. Onstead other than as a result of the Company's material breach of any material provision of his Employment Agreement which is not corrected within 30 days of notice thereof (a termination under clause (i) or (ii) being hereinafter referred to as a "Non-Severance Termination"), the Company will cease to pay Mr. Onstead's consulting fee (as applicable) upon such termination. In the event of a change of control of the Company, Mr. Onstead's consulting agreement shall terminate 30 days after such event and the Company (or its successor) will cease to pay Mr. Onstead's consulting fee (as applicable) upon such termination.

         In the event Mr. Onstead incurs a termination other than a Non-Severance Termination during his consulting engagement, the Company is required to continue to pay Mr. Onstead all amounts due in respect of his consulting engagement on the same basis as if Mr. Onstead had remained a consultant through the Consulting Period.

         R. Randall Onstead. The Employment Agreement with R. Randall Onstead provides that Mr. Onstead will serve as President and Chief Executive Officer, for which he will receive a minimum monthly base salary of $35,417. Pursuant to his Employment Agreement, Mr. Onstead was also granted options to purchase 371,594 shares of Common Stock at a price of $12.11 per share, with 50% of such shares to vest 20% per year over five years and the remaining 50% to vest based on the attainment of certain performance goals. In addition to receiving other benefits and perquisites available to similarly situated executives of the Company, Mr. Onstead was also extended a $750,000 line of credit by the Company which will be secured by his Common Stock and be payable 180 days after termination of his Employment Agreement to the extent not satisfied out of (i) any compensation due him and payable upon the termination of his employment and
(ii) the proceeds from the disposition of Common Stock and options by him. This line of credit will bear interest at the applicable federal rate, which is published in a revenue ruling each month by the Internal Revenue Service. No advances have been made to Mr. Onstead under this line of credit.

         In the event Randall Onstead incurs a Non-Severance Termination, the Company will cease to pay Mr. Onstead's salary upon such termination. In the event Mr. Onstead incurs a termination of employment other than a Non-Severance Termination (which shall include a termination of employment by Mr. Onstead due to the assignment to him by the Board of duties materially inconsistent with his position) within two years of the Effective Date, he shall be entitled to a severance payment in an amount equal to three times the sum of (i) his base salary on the date of termination and (ii) the average annual bonus paid or payable with respect to the immediately preceding three calendar years. He shall also be entitled to three years continued medical and dental coverage at no cost to him for himself, his spouse and his dependents. In the event Mr. Onstead incurs a termination of employment other than a Non-Severance Termination after two years following the Effective Date, he shall be entitled to a severance payment in an amount equal to two times the sum of (i) his base salary on the date of termination and (ii) the average annual bonus paid or payable with respect to the immediately preceding two calendar years. He shall also be entitled to two years continued medical and dental coverage at no cost to him for himself, his spouse and his dependents. Regardless of the timing of any such termination, if Mr. Onstead's employment is terminated without cause, he shall be entitled to the Company's investment in certain life insurance policies.

Compensation Committee Interlocks and Insider Participation

         Messrs. Paul E. Raether, James H. Greene, Jr., Nils P. Brous and A. Benton Cocanougher are members of the Company's Compensation Committee. Messrs. Raether and Greene are members of KKR 1996 GP L.L.C. KKR 1996 GP L.L.C. beneficially owns approximately 62% of the Company's outstanding shares of Common Stock which are held by RFM Acquisitions. KKR 1996 GP L.L.C. is the sole general partner of KKR Associates 1996 L.P., a Delaware limited partnership. KKR Associates 1996 L.P. is the sole general partner of KKR 1996 Fund L.P., a Delaware limited partnership. KKR 1996 Fund L.P. is the sole member of RFM Acquisition. Mr. Brous is a limited partner of KKR Associates 1996 L.P. He is an executive of KKR. KKR, an affiliate of RFM Acquisition and KKR 1996 GP L.L.C., received a fee of $8.0 million in cash for negotiating the Recapitalization and arranging the financing therefor, plus the reimbursement of its expenses in connection therewith, and, from time to time in the future, KKR may receive customary investment banking fees for services rendered to the Company in connection with divestitures, acquisitions and certain other transactions. In addition, KKR has agreed to render management, consulting and financial services to the Company for an annual fee of $1.0 million.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information concerning beneficial ownership of shares of Common Stock as of June 27, 1998 by: (i) persons known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each person who is a director of the Company; (iii) each person who is a Named Executive Officer; and (iv) all directors and executive officers of the Company as a group.


Name of Beneficial Owner                                               Beneficial      Percentage
------------------------                                              Ownership of      of Class
                                                                      Common Stock   Outstanding(a)
                                                                      ------------   --------------
KKR 1996 GP L.L.C.(b)                                                     18,579,686       61.8%(c)
c/o Kohlberg Kravis Roberts & Co., L.P.
9 West 57th Street
New York, NY 10019
   Henry R. Kravis(b)................................................         _               _
   George R. Roberts(b)..............................................         _               _
   Paul E. Raether(b)................................................         _               _
   James H. Greene(b)................................................         _               _
   Nils P. Brous(b)..................................................         _               _
Robert R. Onstead(d)(e)..............................................      6,054,165          20.1%
Randall's Food Markets, Inc. Employee Stock Ownership Plan...........      1,984,784           6.6%
R. Randall Onstead(d)(f).............................................        209,224         *
Michael M. Calbert(d)(f).............................................         44,025         *
Douglas G. Beckstett(d)(f)...........................................         20,644         *
J. Russell Robinson(d)(f)............................................         20,644         *
D. Mark Prestidge(d)(f) .............................................         20,644         *
A, Benton Cocanougher................................................          8,258         *
All directors and executive officers as group (16 persons)...........     25,039,866          83.2%


-----------

*        Less than one percent.

(a) The amounts and percentage of Common Stock beneficially owned are reported on the basis of regulations of the Commission governing the determination of beneficial ownership of securities. Under the rules of the Commission, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he has no economic interest. The percentage of class outstanding is based on the 30,085,630 shares of Common Stock outstanding as of June 27, 1998. In connection with the Recapitalization, the Company has agreed to certain indemnities for the benefit of RFM Acquisition which are payable in additional shares of Common Stock, and the percentages in the table do not reflect any issuances thereunder.

(b) Shares of Common Stock shown as beneficially owned by KKR 1996 GP L.L.C. are held by RFM Acquisition. KKR 1996 GP L.L.C. is the sole general partner of KKR Associates 1996 L.P., a Delaware limited partnership. KKR Associates 1996 L.P. is the sole general partner of KKR 1996 Fund L.P., a Delaware limited partnership. KKR 1996 Fund L.P. is the sole member of RFM Acquisition. KKR 1996 GP L.L.C. is a limited liability company, the managing members of which are Messrs. Henry R. Kravis and George R. Roberts and the other members of which are Messrs. Robert I. MacDonnell, Paul E. Raether, Michael W. Michelson, James H. Greene, Jr., Michael T. Tokarz, Perry Golkin, Clifton S. Robbins, Scott M. Stuart and Edward A. Gilhuly. Messrs. Kravis, Roberts, Raether and Greene are directors of the Company. Each of such individuals may be deemed to share beneficial ownership of the shares shown as beneficially owned by KKR 1996 GP L.L.C. Each of such individuals disclaims beneficial ownership of such shares. Mr. Nils P. Brous is a limited partner of KKR Associates 1996 L.P. and also is a director of the Company.

(c) KKR 1996 GP L.L.C. will own approximately 62.3% of the Common Stock on a fully diluted basis assuming exercise of the RFM Option and the completion of issuances of stock and options to certain members of management under the 1997 Plan.

(d) Does not include shares of Common Stock held by these individuals as part of their participation in the ESOP.

(e) Includes shares held by Mr. Onstead's family partnership, his spouse and the Onstead Foundation.

(f) During Fiscal Year 1998, pursuant to the Company's 1997 Plan, Mr. Onstead was granted options to purchase 371,595 shares of Common Stock,
         (ii) Mr. Calbert purchased 23,369 shares of Common Stock and was granted options to purchase 68,745 shares of Common Stock, (iii) Mr. Beckstett purchased 20,644 shares of Common Stock and was granted options to purchase 51,610 shares of Common Stock, (iv) Mr. Robinson purchased 20,644 shares of Common Stock and was granted options to purchase 51,610 shares of Common Stock and (v) Mr. Prestidge purchased 19,898 shares of Common Stock and was granted options to purchase 51,610 shares of Common Stock. The purchase price for such shares and the exercise price for the options ranged from $12.11 to $12.61 per share, with 50% of such shares to vest 20% per year over five years and the remaining 50% to vest based on the attainment of certain earnings targets by the Company. The purchase of such shares by Messrs. Calbert, Beckstett, Robinson and Prestidge are reflected in the table.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         KKR 1996 GP L.L.C. beneficially owns approximately 62% of the Company's outstanding shares of Common Stock. The managing members of KKR 1996 GP L.L.C. are Messrs. Henry R. Kravis and George R. Roberts and the other members of which are Messrs. Robert I. MacDonnell, Paul E. Raether, Michael W. Michelson, Michael
T. Tokarz, James H. Greene, Jr., Perry Golkin, Clifton S. Robbins, Scott M. Stuart and Edward A. Gilhuly. Messrs. Kravis, Roberts, Raether and Greene are directors of the Company, as is Mr. Nils P. Brous, who is a limited partner of KKR Associates 1996 L.P. Each of the members of KKR 1996 GP L.L.C. is also a member of the limited liability company which serves as the general partner of KKR and Mr. Brous is an executive of KKR. KKR, an affiliate of RFM Acquisition and KKR 1996 GP L.L.C., received a fee of $8.0 million in cash for negotiating the Recapitalization and arranging the financing therefor, plus the reimbursement of its expenses in connection therewith, and, from time to time in the future, KKR may receive customary investment banking fees for services rendered to the Company in connection with divestitures, acquisitions and certain other transactions. In addition, KKR has agreed to render management, consulting and financial services to the Company for an annual fee of $1.0 million.

         RFM Acquisition has the right, under certain circumstances and subject to certain conditions, to require the Company to register under the Securities Act shares of Common Stock held by it pursuant to a registration rights agreement entered into at the Closing (the "RFM Registration Rights Agreement"). Such registration rights will generally be available to RFM Acquisition until registration under the Securities Act is no longer required to enable it to resell the Common Stock owned by it. The RFM Registration Rights Agreement provides, among other things, that the Company will pay all expenses in connection with the first six demand registrations requested by RFM Acquisition and in connection with any registration commenced by the Company as a primary offering in which RFM Acquisition participates through piggy-back registration rights granted under such agreement. RFM Acquisition's exercise of its registration rights under the RFM Registration Rights Agreement will be subject to the RFM Tag Along and the RFM Drag Along provided for in the Shareholders Agreement.

         In connection with the Company's grant of $250,000 worth of restricted Common Stock (25,907 shares) to Michael Calbert on December 30, 1994, the Company loaned Mr. Calbert $100,000 on January 26, 1995 to pay related income taxes. So long as Mr. Calbert is in active employment during the 15 days before and after each payment date, the Company has agreed to forgive the scheduled repayments. The loan is evidenced by a promissory note, bears interest at 8% per annum and is payable in annual installments of $20,000 each, plus interest, beginning December 1, 1995 and ending December 1, 1999. The note is secured by the 25,907 shares, one-fifth of which are released each year beginning December 1, 1995. At June 27, 1998 the balance of such loan was $40,000 and 17,272 shares remained as security.

         The Company purchases uniforms and other merchandise from Coastal Athletic Supply ("Coastal"), which is majority owned by Ann and Preston Hill (Robert R. Onstead's daughter and son-in-law). Purchases from Coastal during Fiscal Years 1996, 1997 and 1998 were $775,609, $1,152,483 and $1,707,580, respectively. In addition, the Company guarantees the obligations of Coastal to Uniforms To You ("UTY") and M.J. Soffe Co. ("Soffe") for merchandise purchased on the Company's behalf (the "Uniform Guarantees"). As of June 27, 1998, the obligations subject to the Uniform Guarantees were $55,288 to UTY and $2,350 to Soffe, respectively and the highest balances due with respect to such obligations were $65,620 to UTY and $134,399 to Soffe, respectively for Fiscal Year 1998. The obligations subject to the Uniform Guarantees are not interest bearing.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               RANDALL'S FOOD MARKETS, INC.
                        BY:    /S/ R. Randall Onstead, Jr.
                               ---------------------------
                               Chairman of the Board and Chief Executive Officer
                               Date: September 18, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:



           /S/ Michael M. Calbert            Chief Financial Officer and Senior Vice President  September 18, 1998
           ----------------------

          /S/ Curtis D. McClellan            Vice President, Corporate Controller               September 18, 1998
          -----------------------            (Principal Accounting Officer)

                 Directors:                             Date
                 ----------                             ----

             /S/ Nils P. Brous               September 18, 1998
             -----------------

         /S/ A. Benton Cocanougher           September 18, 1998
         -------------------------

          /S/ James H. Greene, Jr.           September 18, 1998
          ------------------------

            /S/ Henry R. Kravis              September 18, 1998
            -------------------

        /S/ R. Randall Onstead, Jr.          September 18, 1998
        ---------------------------

           /S/ Robert R. Onstead             September 18, 1998
           ---------------------

            /S/ Paul E. Raether              September 18, 1998
            -------------------

           /S/ George R. Roberts             September 18, 1998
           ---------------------

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT

         The Company shall furnish to the Commission four copies of the Company's annual report to security holders covering Fiscal Year 1998 when it is sent to the security holders subsequent to the filing of this Form 10-K. There are no proxy statements to be sent to security holders as of the filing of this Form 10-K.

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  EXHIBIT INDEX




     Exhibit                                                    Description of Exhibit
       No.                                                      ----------------------
     -------
               2.1 Subscription Agreement dated as of April 1, 1997, among Randall's Food Markets, Inc. ("Randall's"), Robert R.
                   Onstead and RFM Acquisition LLC ("RFM Acquisition"). (1)

               2.2 Letter Agreement dated as of April 1, 1997 between Randall's and RFM Acquisition relating to certain indemnification obligations of Randall's. (1)

               2.3 Letter Agreement dated as of June 18, 1997 between Randall's and RFM Acquisition relating to certain indemnification obligations of Randall's. (1)

               3.1 Amended and Restated Articles of Incorporation of Randall's. (1)

               3.2 By-Laws of Randall's. (1)

               4.1 Indenture dated as of June 27, 1997 between Randall's and
                   Marine Midland Bank, as Trustee (the `Indenture'). (1)

               4.2 Form of 9 3/8% Senior Subordinated Note due 2007 (included in Exhibit
                   4.1). (1)

               4.3 Form of 9 3/8% Series B Senior Subordinated Note
                   due 2007 (included in Exhibit 4.1). (1)

               4.4 First Supplemental Indenture to the Indenture, dated as of September 8, 1997 between Randall's and Marine
                   Midland Bank, as Trustee. (1)

              10.1 Settlement Agreement among Randall's and the other parties named therein relating to the Randall's Food Markets,
                   Inc. Employee Stock Ownership Plan. (1)

              10.2 Voting, Repurchase and Shareholders Agreement, dated as of
                   April 1, 1997, between RFM Acquisition and the shareholders party thereto. (1)

              10.3 Credit Agreement, dated as of June 27, 1997, among Randall's, the several lenders from time to time parties thereto, and The Chase Manhattan Bank, as administrative agent. (1)

              10.4 Registration Rights Agreement, dated as of June 27, 1997, between RFM Acquisition and Randall's. (1)

              10.5 Employment Agreement of Robert R. Onstead. (1)

              10.6 Employment Agreement of R. Randall Onstead, Jr. (1)

              10.7 Registration Rights and Repurchase Agreement dated as of August 24, 1992 among Randall's, the Morgan Stanley
                   Leveraged Equity Fund II, L.P. and certain other shareholders parties thereto. (1)

              10.8 Shareholder Agreement dated March 29, 1984 among Randall's and John N. Frewin, Rosemary Frewin Gambino and certain other shareholders parties thereto. (1)

              10.9 Shareholder Agreement dated April 8, 1985 among Randall's and
                   John N. Frewin, Rosemary Frewin Gambino and certain other shareholders parties thereto. (1)

             10.10 Randall's Food Markets, Inc. Corporate Incentive Plan. (1)

             10.11(a) Randall's Food Markets, Inc. Key Employee Stock Purchase Plan. (1)

             10.11(b) First Amendment to Randall's Food Markets, Inc. Key Employee Stock Purchase Plan. (1)

             10.11(c) Second Amendment to Randall's Food Markets, Inc. Key Employee Stock Purchase Plan. (1)

             10.11(d) Third Amendment to Randall's Food Markets, Inc. Key Employee Stock Purchase Plan. (1)

             10.12 Supply Agreement dated as of August 20, 1993 between Fleming Foods of Texas, Inc. and Randall's. (1)

             10.13 1997 Stock Purchase and Option Plan for Key employees of Randall's Food Markets, Inc. and Subsidiaries. (2)

             10.14 Form of Management Stockholder's Agreement. (2)

             10.15 Form of Non-Qualified Stock Option Agreement. (2)

             10.16 Form of Sale Participation Agreement. (2)

             10.17 Form of Pledge Agreement to be executed by certain employees of Randall's in connection with the 1997 Plan. (1)




             10.18 Agreement dated December 31, 1980 between Topco Associates, Inc. (Cooperative) and Randall's. (1)

             10.19 Stockholder's Agreement, dated February 3, 1998, among RFM Acquisition LLC, Randall's Food Markets, Inc., and A.
                   Benton Cocanougher. (3)

             10.20 Directors' Deferred Compensation Plan

                12 Computation of Ratio of Earnings to Fixed Charges.

                16 Letter regarding change in certifying accountant. (1)

                21 List of Subsidiaries of Randalls Food Markets, Inc. (1)

                23.1 Consent of Deloitte & Touche LLP, independent certified public accountants.

                23.2 Consent of Arthur Andersen LLP, independent public accountants.

                24 Powers of Attorney. (1)

                27 Financial Data Schedule.


(1) Incorporated by reference to the Exhibits filed with Randalls Food Markets, Inc.'s Registration Statement on Form S-4 (Registration No. 333-35457) dated January 9, 1998.

(2) Incorporated by reference to the Exhibits filed with Randalls Food Markets, Inc.'s Registration Statement on Form S-8 dated January 13, 1998.

(3) Incorporated by reference to the Exhibits filed with Randalls Food Markets, Inc.'s Form 10-Q for the Quarter ended April 4, 1998