Form 10-Q
period 1998-10-17
RANDALLS FOOD MARKETS INC
filed 1998-11-25
CIK 1042564

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                        ------------------------------

                                  FORM 10-Q


     (MARK ONE)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED OCTOBER 17, 1998

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO __________


     Commission File number 333-35457


      -----------------------------------------------------------------

                         RANDALL'S FOOD MARKETS, INC.
            (Exact name of registrant as specified in its charter)

      -----------------------------------------------------------------


          Texas                                   74-2134840
-------------------------------              -------------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)              Identification No.)

                     3663 Briarpark, Houston, Texas  77042
      -----------------------------------------------------------------
         Address of principal executive offices (including zip code)

                                 (713) 268-3500
      -----------------------------------------------------------------
              Registrant's telephone number, including area code


   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes (X) No (  )

    The number of shares outstanding of the registrant's common stock, par value
          $0.25 per share, as of November 13, 1998 was 30,004,702 shares

                         RANDALL'S FOOD MARKETS, INC.

                                    INDEX

                                                                                PAGE NO.
                                                                                --------
PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements:

             Condensed Consolidated Balance Sheets at October 17, 1998 and
               June 27, 1998                                                        3

             Condensed Consolidated Statements of Income for the Sixteen (16)
               Week Periods Ended October 17, 1998 and October 18, 1997             4

             Condensed Consolidated Statements of Cash Flows for the Sixteen
               (16) Week Periods Ended October 17, 1998 and October 18, 1997        5

             Notes to Condensed Consolidated Financial Statements                   6

     Item 2. Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                9

     Item 3. Quantitative and Qualitative Disclosure about Market Risk             14

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings                                                     14

     Item 2. Changes in Securities                                                 15

     Item 3. Defaults Upon Senior Securities                                       16

     Item 4. Submission of Matters to a Vote of Security Holders                   16

     Item 5. Other Information                                                     16

     Item 6. Exhibits and Reports on Form 8-K                                      16

SIGNATURES                                                                         17

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RANDALL'S FOOD MARKETS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
OCTOBER 17, 1998 AND JUNE 27, 1998
(IN THOUSANDS)

                                                                                      UNAUDITED         AUDITED
                                                                                   OCTOBER 17, 1998  JUNE 27, 1998
                                                                                   ----------------  -------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                           $ 24,141       $ 36,243
   Receivables, net                                                                      46,928         44,187
   Merchandise inventories                                                              181,117        166,332
   Other current assets                                                                  15,899         17,778
                                                                                       --------       --------
                Total current assets                                                    268,085        264,540
Property and equipment, net                                                             416,478        365,853
Goodwill, net                                                                           216,004        217,968
Other assets, net                                                                        36,886         35,386
                                                                                       --------       --------
Total                                                                                  $937,453       $883,747
                                                                                       --------       --------
                                                                                       --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt and obligations under capital leases           $  4,553       $  4,544
   Accounts payable                                                                     131,160        135,834
   Accrued expenses and other                                                           135,822        136,477
                                                                                       --------       --------
                Total current liabilities                                               271,535        276,855
Long-term debt, net of current maturities                                               327,795        276,447
Obligations under capital leases, net of current maturities                              60,247         61,515
Other long-term liabilities                                                              33,299         32,485
                                                                                       --------       --------
                Total liabilities                                                       692,876        647,302
                                                                                       --------       --------
Commitments & Contingencies  (See Note 3)
Redeemable common stock, $14.50 and $13.30 redemption value per share,
  387,651 shares issued and outstanding at October 17, 1998 and June 27, 1998             5,621          5,155
                                                                                       --------       --------
Stockholders' Equity:
Common stock, $0.25 par value, 75,000,000 shares authorized;  29,647,061 shares issued and 29,628,679 shares outstanding at October 17, 1998 and
   29,697,979 shares issued and 29,679,597 shares outstanding at June 27, 1998            7,411          7,425
Additional paid-in capital                                                              173,854        174,337
Stockholders' notes receivable                                                           (5,905)        (6,213)
Retained earnings                                                                        64,227         56,506
Restricted common stock                                                                    (413)          (547)
Treasury stock, 18,392 shares at cost                                                      (218)          (218)
                                                                                       --------       --------
                Total stockholders' equity                                              238,956        231,290
                                                                                       --------       --------
Total                                                                                  $937,453       $883,747
                                                                                       --------       --------
                                                                                       --------       --------

              The accompanying notes are an integral part of
            these condensed consolidated financial statements.

RANDALL'S FOOD MARKETS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIXTEEN WEEK PERIODS ENDED
OCTOBER 17, 1998 and OCTOBER 18, 1997
(IN THOUSANDS)
(UNAUDITED)

                                                      OCTOBER 17, 1998  OCTOBER 18, 1997
                                                      ----------------  ----------------
Net sales                                                  $766,741          $719,377
Cost of sales                                               552,880           522,940
                                                           --------          --------

Gross profit                                                213,861           196,437
                                                           --------          --------

Operating expenses:

    Selling, general and administrative expenses            171,814           163,276
    Depreciation and amortization                            17,173            15,117
                                                           --------          --------

                Total operating expenses                    188,987           178,393
                                                           --------          --------

Operating income                                             24,874            18,044
Interest expense, net                                        10,052            10,522
                                                           --------          --------

Income before income taxes                                   14,822             7,522
Provision for income taxes                                    6,636             3,780
                                                           --------          --------

Net income                                                 $  8,186          $  3,742
                                                           --------          --------
                                                           --------          --------


                The accompanying notes are an integral part of
               these condensed consolidated financial statements.

RANDALL'S FOOD MARKETS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIXTEEN WEEK PERIODS ENDED
OCTOBER 17, 1998 and OCTOBER 18, 1997
(IN THOUSANDS)
(UNAUDITED)

                                                                    OCTOBER 17, 1998  OCTOBER 18, 1997
                                                                    ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $  8,186         $  3,742
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                       17,173           15,117
      Other                                                                1,548              848
      Change in assets and liabilities, net                              (19,872)           5,795
                                                                        --------         --------
                Net cash provided by operating activities                  7,035           25,502
                                                                        --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                   (77,472)         (14,572)
   Proceeds from sale of assets                                            7,142           12,417
   Other                                                                     210              531
                                                                        --------         --------
                Net cash used in investing activities                    (70,120)          (1,624)
                                                                        --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowing under credit agreement                        122,000                -
   Repayments of debt                                                    (70,649)          (3,132)
   Reduction in obligations under capital leases                          (1,168)          (1,291)
   Other                                                                     800              (42)
                                                                        --------         --------
                Net cash provided by (used in) financing activities       50,983           (4,465)
                                                                        --------         --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (12,102)          19,413
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            36,243           23,115
                                                                        --------         --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 24,141         $ 42,528
                                                                        --------         --------
                                                                        --------         --------

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

RANDALL'S FOOD MARKETS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIXTEEN WEEK PERIODS ENDED
OCTOBER 17, 1998 AND OCTOBER 18, 1997 (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated balance sheet of Randall's Food Markets, Inc. and subsidiaries (the "Company") at June 27, 1998 has been derived from the Company's audited financial statements at that date. The condensed consolidated balance sheet at October 17, 1998, the condensed consolidated statements of income for the sixteen week periods ended October 17, 1998 and October 18, 1997 and the condensed consolidated statements of cash flows for the sixteen week periods ended October 17, 1998 and October 18, 1997 are unaudited. In the opinion of management, such condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated financial position and results of operations of the Company for the interim periods. Operating results for the sixteen week period ended October 17, 1998 are not necessarily indicative of the operating results that may be expected for a full fiscal year.

     Certain information and footnote disclosures normally included in annual financial statements presented in accordance with generally accepted accounting principles have been omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 27, 1998.

     Certain reclassifications have been made to the prior period's financial statements to conform to the current period presentation.

2.   STORE CLOSING COSTS

     During the fiscal year ended June 28, 1997 ("Fiscal Year 1997"), the Company recorded a charge of approximately $32.8 million in connection with the planned closure, replacement or sale of certain of its stores during Fiscal Year 1997, the fiscal year ended June 27, 1998 ("Fiscal Year 1998") and the fiscal year ending June 26, 1999 ("Fiscal Year 1999"). Such charge included estimated inventory losses of approximately $3.0 million (included in cost of sales during Fiscal Year 1997), estimated lease termination costs of approximately $11.7 million and asset write-offs of approximately $18.1 million (included in operating expenses during Fiscal Year 1997). During the sixteen weeks ended October 17, 1998, the Company closed and replaced three such stores and charged approximately $6.8 million against the accrual recorded in connection with the charge in Fiscal Year 1997.

3.   CONTINGENCIES

     MSP LITIGATION - Following the Company's acquisition of Cullum Companies, Inc. in August 1992, the Company terminated the Cullum's Management Security Plan for Cullum Companies, Inc. ("the MSP"). In respect of such termination, the Company paid MSP participants the greater of (i) the amount of such participant's deferral or (ii) the net present value of the participant's accrued benefit, based upon the participant's current salary, age and years of service. Thirty-five of the former MSP participants have instituted a claim against the Company on behalf of all persons who were participants in the MSP on its date of termination (which is alleged by plaintiffs to be approximately 250 persons). On May 7, 1997, the plaintiffs filed an amended complaint for the Court to recognize their action as a class action, to recover additional amounts under the MSP, for a declaration of rights under an employee pension benefit plan and for breach of fiduciary duty. The plaintiffs assert that the yearly plan agreement executed by each participant in the MSP was a contract for a specified retirement and death benefit set forth in such plan agreements and that such benefits were vested and nonforfeitable. A pre-trial order in the MSP litigation, which was submitted to the Court on October 22, 1997, states that an expert for the plaintiffs, assuming class certification, may testify that the damages allegedly sustained by the plaintiff class may range from approximately $18.0 million to $37.2 million and, assuming that a court were to award additional damages based on a rate of return achieved by an equity index over the relevant period, such damages may range from approximately
$37.4 million to $70.6 million. On December 30, 1997, the Court issued an order denying the plaintiffs' summary judgment motion on the plaintiffs' claim that the MSP was not an exempt "top hat plan" (a plan which is unfunded and maintained by an employer primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees). The order also granted the Company's summary judgment motions on two of the plaintiffs' ancillary claims, but did not address the plaintiffs' request for certification as a class action. On June 5, 1998, the Court ruled that the plan was "unfunded", meaning that the trial of the limited class action issue will deal only with the question of whether the MSP was "maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees." On June 16, 1998, the Court certified the case as a class action for the limited issue of determining if the MSP was an exempt "top hat plan". The Court defined the class as all persons who, on the date of the termination of the MSP, were participants in the MSP and were employed by Randall's Food Markets, Inc. On September 8, 1998, a pre-trial conference was held to discuss burden of proof, expert testimony and meaning of "select group" and the evidence to be considered at the trial. The trial of the limited class action issue was conducted before the Court, sitting without a jury, on October 26, 1998.
Upon order of the Court, both parties submitted post-trial briefs on November
6, 1998. The Court has yet to rule on the limited class action issue. Once the initial class issue is resolved, the Court will make an evaluation as to whether any other issues should be dealt with in a class action context.
Based upon current facts, the Company is unable to estimate any meaningful range of possible loss that could result from an unfavorable outcome of the MSP litigation. It is possible that the Company's results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially affected by an ultimate unfavorable outcome of the MSP litigation. However, the Company intends to vigorously contest the MSP claim and, although there can be no assurance, management currently does not anticipate an unfavorable outcome based on management's independent analysis of the facts relating to such litigation.

     FLEMING DISPUTE - On July 30, 1997, the Company initiated an arbitration proceeding before the American Arbitration Association against Fleming Companies, Inc. ("Fleming"), one of its long-time suppliers, alleging, among other things, that Fleming violated the terms of a supply agreement signed in 1993. On July 7, 1998, the arbitration panel unanimously found that Fleming materially breached the supply agreement and the contract was terminated as of July 7, 1998 without payment of any termination fee. The Company and Fleming entered into a transition agreement, effective September 25, 1998, which provides for a continued supply of products from Fleming while the Company moves to self distribution.

     JOHN PAUL MITCHELL LAWSUIT - On August 26, 1998, a jury in the 126th District Court, Travis County, Texas, returned a verdict against the Company and a co-defendant, Jade Drug Company, Inc. ("Jade"), finding both parties intentionally conspired with each other to interfere with contracts between John Paul Mitchell Systems ("Mitchell") and one or more of its distributors and/or salons. The jury found the Company guilty of having in its possession, selling or offering for sale Mitchell products that it knew, or that a reasonable person in the position of the Company would know, had serial numbers or other permanent identification markings removed, altered or obliterated. The jury found that the company unfairly competed with Mitchell by purchasing and distributing the products and infringed on Mitchell's trademark. The jury also found that the harm caused Mitchell resulted from malice.

     The jury awarded Mitchell and its co-plaintiff, Ultimate Salon Services Inc. (together, the "Plaintiffs"), $3.25 million in joint and several damages from the Company and Jade, $4.5 million in exemplary damages from the Company and $3.0 million in actual damages and $4.5 million in exemplary damages from Jade.

     The Company and Jade filed motions with the trial court judge to disregard the jury's verdict. On November 19, 1998, the trial court judge threw out the jury's verdict, entered judgement in favor of the Company and Jade, ordered that the Plaintiffs recover nothing and ordered that the Plaintiffs pay the Company and Jade all of their court costs. As of this date, the Plaintiffs have not indicated whether or not they are going to appeal. Although the outcome of this matter cannot be predicted with certainty, management believes an unfavorable outcome will not have a material adverse effect on the Company, its operations, its financial condition or its cash flows.

     Other than the foregoing matters, the Company believes it is not a party to any pending legal proceedings, including ordinary litigation incidental to the conduct of its business and the ownership of its property, the adverse determination of which would have a material adverse effect on the Company, its operations, its financial condition or its cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company operates a chain of 116 supermarkets primarily under the RANDALLS and TOM THUMB banners in the Houston, Dallas/Fort Worth and Austin metropolitan areas. The Company operates on a 52 or 53 week fiscal year ending on the last Saturday of each June. Same-store sales is defined as net sales for stores in full operation in each of the current fiscal periods and the comparable periods of the prior fiscal year. Replacement stores are included in the same-store sales calculation. A replacement store is defined as a store that is opened to replace a store that is closed nearby.

Presented below is a table showing the percentage of net sales represented by certain items in the Company's consolidated condensed statements of income (dollars in thousands):

                                                 16 WEEKS ENDED         16 WEEKS ENDED
                                                OCTOBER 17, 1998       OCTOBER 18, 1997
                                               ------------------     -------------------
Net sales                                      $ 766,741   100.0%     $ 719,377    100.0%
Cost of sales                                    552,880    72.1%       522,940     72.7%
                                                --------   -----       --------    -----
Gross profit                                     213,861    27.9%       196,437     27.3%
Selling, general and administrative expenses     171,814    22.4%       163,276     22.7%
Depreciation and amortization                     17,173     2.2%        15,117      2.1%
                                                --------   -----       --------    -----
Operating income                                  24,874     3.2%        18,044      2.5%
Interest expense, net                             10,052     1.3%        10,522      1.5%
                                                --------   -----       --------    -----
Earnings before taxes                             14,822     1.9%         7,522      1.0%
Provision for income taxes                         6,636     0.9%         3,780      0.5%
                                                --------   -----       --------    -----
Net income                                      $  8,186     1.1%      $  3,742      0.5%
                                                --------   -----       --------    -----
                                                --------   -----       --------    -----
EBITDA                                          $ 42,728     5.6%      $ 33,841      4.7%
                                                --------   -----       --------    -----
                                                --------   -----       --------    -----

FIRST QUARTER 1999 COMPARED TO FIRST QUARTER 1998

NET SALES - Net sales for the sixteen weeks ended October 17, 1998 ("First Quarter 1999") increased by $47.4 million (6.6%) compared to the sixteen weeks ended October 18, 1997 ("First Quarter 1998"). Such increase is partially attributable to additional sales of $11.5 million generated from the opening of one new store (excluding 3 replacement stores) during First Quarter 1999 and the operation during such period of two stores opened during the fiscal year ended June 27, 1998 (excluding 2 replacement stores) which were not in operation during the entire comparable period of the prior year. In addition, the Company experienced an increase in same-store sales of approximately $67.5 million in First Quarter 1999 as compared to First Quarter 1998. These increases were offset by a decline of approximately $31.5 million from closed and temporarily closed stores that are excluded from same-store sales.

     The Company's same-store sales for First Quarter 1999 have improved significantly over those of First Quarter 1998. Same-store sales during First Quarter 1999 increased approximately 9.9% compared to an increase of approximately 1.7% during First Quarter 1998. Such improvement was due primarily to the store remodeling and expansion program, the contribution of replacement stores, the success of other merchandising, marketing and customer service initiatives and favorable economic conditions. The Company cannot predict whether the improvement in the trend in same-store sales that has occurred in First Quarter 1999 will continue in future periods, and as a result, there can be no assurance that such trend will continue or will not be reversed in future periods.

GROSS PROFIT - Gross profit for First Quarter 1999 increased by $17.4 million or 8.9% compared to First Quarter 1998. The dollar increase in gross profit is primarily attributable to the increased sales volume during First Quarter 1999. Gross profit as a percentage of net sales increased to 27.9% for First Quarter 1999 from 27.3% for First Quarter 1998. This increase, as a percentage of net sales, was primarily due to more effective promotional efforts and higher gross margins at new and replacement stores. Such higher gross margins at new and replacement stores were due primarily to the more expansive specialty departments and broader range of products and services offered by such stores.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses increased $8.5 million or 5.2% during First Quarter 1999 compared to First Quarter 1998. Selling, general and administrative expenses as a percentage of net sales decreased to 22.4% for First Quarter 1999 from 22.7% for First Quarter 1998. This decrease, as a percentage of net sales, was due primarily to better expense management and the increase in net sales. The Company intends to remain focused on expense control. Therefore, the Company does not expect selling, general and administrative expenses as a percentage of net sales to increase compared to corresponding periods of the prior year; however, no assurance can be given in this regard.

EBITDA (EARNINGS BEFORE NET INTEREST EXPENSE, TAXES, DEPRECIATION, AMORTIZATION AND LIFO PROVISION) AND OPERATING INCOME - EBITDA for First Quarter 1999 increased by $8.9 million or 26.3% compared to First Quarter 1998. EBITDA as a percentage of net sales increased to 5.6% for First Quarter 1999 from 4.7% for First Quarter 1998. Operating income for First Quarter 1999 increased by $6.8 million or 37.9% compared to First Quarter 1998. Such increases are primarily attributable to the increases in gross profit offset to some extent by the increases in selling, general and administrative expenses, as described above.

DEPRECIATION AND AMORTIZATION - Depreciation and amortization expense for First Quarter 1999 increased by $2.1 million or 13.6% compared to First Quarter 1998. This increase was primarily due to new store openings and the remodeling of certain existing stores and other facilities in connection with the Company's capital expenditure program that began in the year ended June 27, 1998. See "Liquidity and Capital Resources".

INTEREST EXPENSE, NET - Net interest expense for First Quarter 1999 remained relatively constant compared to First Quarter 1998. The Company expects interest expense will increase in future periods as the Company utilizes the revolving credit facility available under its bank credit agreement to finance its working capital needs and expected capital expenditures. See "Liquidity and Capital Resources".

PROVISION FOR INCOME TAXES - The provision for income taxes for First Quarter 1999 was $6.6 million compared $3.8 million for First Quarter 1998. This increase was primarily due to the Company's increased pre-tax income.

NET INCOME - Net income for First Quarter 1999 increased $4.4 million or 118.8% compared to First Quarter 1998 due primarily to the combined impact of the factors discussed above.

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

     The Company's principal sources of liquidity are expected to be cash flow from operations, borrowings under the $225.0 million revolving credit facility ("Revolver") available under the Company's current bank credit agreement and proceeds from lease financing arrangements. As of October 17, 1998, the Company had approximately $173.0 million available (net of approximately $18,000 of outstanding letters of credit) to be borrowed under the Revolver. Management anticipates that the Company's principal uses of liquidity will be to provide working capital, meet debt service requirements and finance the Company's expansion and remodeling plans. Management believes that cash flows generated from operations, borrowings under the Revolver and proceeds from lease financing arrangements will adequately provide for the Company's working capital and debt service needs and will be sufficient to fund its expected capital expenditures.

     During First Quarter 1999 and First Quarter 1998, operating activities provided net cash of approximately $7.0 million and $25.5 million, respectively. Net cash provided by operations during First Quarter 1999 resulted primarily from net income during the period (adjusted for the non-cash impact of depreciation and amortization) offset to some extent by increases in merchandise inventories and decreases in accounts payable. Net cash provided by operations during First Quarter 1998 resulted primarily from net income (adjusted for the non-cash impact of depreciation and amortization), the collection of a $10.0 million federal income tax receivable, and increases in accounts payable and accrued expenses, offset to some extent by increases in merchandise inventories. Financing activities provided approximately $51.0 million during First Quarter 1999, primarily from borrowings under the credit agreement offset by a reduction of debt and capital lease obligations. During First Quarter 1998, financing activities utilized approximately $4.5 million, primarily due to debt reduction.

     Cash used in investing activities during First Quarter 1999 and First Quarter 1998 consisted primarily of capital expenditures of approximately $77.5 million and $14.6 million, respectively, offset to some extent by proceeds from asset sales of approximately $7.1 million and $12.4 million during First Quarter 1999 and First Quarter 1998, respectively. Capital expenditures primarily include expenditures related to the construction of new stores, the purchase of real estate, the remodeling of existing stores, ongoing store expenditures for equipment and capitalized maintenance, as well as expenditures relating to the Company's warehousing and distribution network and computer equipment.

     During Fiscal Year 1998, the Company embarked upon a program to accelerate its store development and remodeling and to optimize its distribution network. Such program has resulted in a level of capital expenditures in excess of historical levels. During First Quarter 1999, the Company made capital expenditures of approximately $77.5 million primarily for the construction of new stores, purchase of land, remodel or renovation of existing stores, expansion of its distribution system, and computer hardware and software expenditures. The Company currently expects to make additional capital expenditures of approximately $177.5 million for such programs for the remainder of the fiscal year ending June 26, 1999. The Company anticipates funding its future capital expenditures with cash flow from operations, borrowings under the Revolver and proceeds from lease financing arrangements, including a five-year, $50.0 million synthetic lease arrangement that the Company entered into on September 10, 1998.

     During Fiscal Year 1998, the Company commenced expansion of its distribution system in a strategic shift toward self distribution. Such expansion is expected to increase the efficiency of the Company's distribution network and is expected to be completed during Fiscal Year 1999. While the Company has distributed products to its stores for many years, the anticipated expansion and move to self distribution present multiple risks that could potentially have an adverse impact on the Company's financial results for a particular quarter or annual reporting period. Such risks include, but are not limited to, excess inventory levels and disruptions of product delivery and sourcing. The Company has developed extensive transition plans including the testing of the distribution network prior to the transition to self distribution. Although there can be no assurance, management believes that its prior experience in distribution and its extensive planning process reduce the risks of a significant disruption of supply during the transition to self distribution.

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

YEAR 2000 COMPLIANCE - The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year, as well as hardware that is designed with similar constraints. Some of the Company's computer programs and hardware that have date-sensitive functions may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions in operations including, among other things, a temporary inability to process transactions, receive invoices, make payments or engage in similar normal business activities.

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

     The Y2K Plan is currently underway and includes testing and implementing the upgrades for all year 2000 non-compliant hardware and software computer systems. The Y2K Plan is expected to be complete by the end of Fiscal Year 1999. Presently, approximately 50% of the Company's systems have been upgraded and tested, and have been found to be Year 2000 compliant. The Company currently expects the aggregate cost of its Y2K Plan to be approximately $25.0 million for both Year 2000 upgrades and the replacement of systems that are inefficient and in need of replacement regardless of their year 2000 readiness. During First quarter 1999, the Company invested approximately $7.0 million for hardware and software programs; these new systems are Year 2000 compliant. The Company currently expects to make additional such purchases of approximately $16.0 million during the remainder of Fiscal Year 1999. In addition, the Company is in the process of resolving year 2000 issues related to its non-data related systems and supplier compliance. Any remaining costs are not anticipated to have a material impact on the Company's financial position, results of operations or cash flows.

     The Company intends its year 2000 date conversion project to be completed on a timely basis so as to not significantly impact business operations. Year 2000 upgrades have been prioritized to complete all mission critical systems such as procurement in the early phases of conversion. Currently, 90% of all systems related to procurement have been upgraded and have been found to be Year 2000 compliant. If the necessary upgrades are not completed as planned, the year 2000 issue may have a material impact on the Company. The Company has suppliers and other third parties that it relies on for business operations and currently believes those suppliers and other third parties are taking the appropriate action for year 2000 compliance. The Company cannot provide assurance that failure of such suppliers and other third parties to address the year 2000 issue will not have an adverse impact on the Company. While the Company has limited ability to test and control its suppliers' and other third parties' year 2000 readiness, the Company is contacting major suppliers and critical other third parties and obtaining and assessing whether they will be year 2000 compliant. Based on the responses, the Company will develop contingency plans to reduce the impact of transactions with non-compliant major suppliers and other critical parties. Although there can be no assurance that multiple business disruptions caused by technology failures can be adequately anticipated, the Company is identifying second and third sources of supply for major suppliers to minimize the risk of business interruptions.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The factors discussed below, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report, including, without limitation, in "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's related press release and in oral statements made by authorized officers of the Company. When used in this report, any press release or oral statements, the words "looking forward", "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify forward-looking statements.
All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such estimates and statements. No assurance can be given that any of such statements or estimates will be realized and actual results will differ from those contemplated by such forward-looking statements. Accordingly, the Company hereby identifies the following important factors which could cause the Company's financial results to differ materially from any such results which might be projected, forecast, estimated or budgeted by the Company in forward-looking statements: heightened competition, including specifically the intensification of price competition and the expansion, renovation and opening of new stores by competitors; failure to obtain new customers or retain existing customers; inability to carry out strategies to accelerate new store development and remodeling programs, reduce operating costs, differentiate products and services, leverage the frequent shopper program and increase private label sales; insufficiency of financial resources to renovate and expand the store base; increase in leverage and interest expense due to the expansion and remodeling program; outcome of the MSP Litigation and the John Paul Mitchell Litigation; issues arising in connection with the Y2K Plan; prolonged dispute with labor; economic downturn in the State of Texas; loss or retirement of key executives;
higher selling, general and administrative expenses occasioned by the need for additional advertising, marketing, administrative or management information systems expenditures; adverse publicity and news coverage.

     The foregoing review of the factors pursuant to the Private Litigation Securities Reform Act of 1995 should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During First Quarter 1999, the Company entered into two interest rate swap agreements to hedge interest rate costs and risks associated with variable interest rates. Such agreements effectively convert variable-rate debt, to the extent of the notional amount, to fixed-rate debt with effective per annum interest rates of 5.493% and 5.295%, with respect to the London Interbank Offered Rate portion of such borrowings. The aggregate notional principal amount of such agreements is $100.0 million, $50.0 million of which became effective August 25, 1998 and matures August 25, 2001, and $50.0 million of which became effective September 2, 1998 and matures September 2, 2001. The counterparty to such agreements can terminate either agreement after two years, at its sole discretion. The counterparty to such agreements is a major financial institution, and therefore, credit losses from counterparty nonperformance are not anticipated.

                            PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     MSP LITIGATION - Following the Company's acquisition of Cullum Companies, Inc. in August 1992, the Company terminated the Cullum's Management Security Plan for Cullum Companies, Inc. ("the MSP"). In respect of such termination, the Company paid MSP participants the greater of (i) the amount of such participant's deferral or (ii) the net present value of the participant's accrued benefit, based upon the participant's current salary, age and years of service. Thirty-five of the former MSP participants have instituted a claim against the Company on behalf of all persons who were participants in the MSP on its date of termination (which is alleged by plaintiffs to be approximately 250 persons). On May 7, 1997, the plaintiffs filed an amended complaint for the Court to recognize their action as a class action, to recover additional amounts under the MSP, for a declaration of rights under an employee pension benefit plan and for breach of fiduciary duty. The plaintiffs assert that the yearly plan agreement executed by each participant in the MSP was a contract for a specified retirement and death benefit set forth in such plan agreements and that such benefits were vested and nonforfeitable. A pre-trial order in the MSP litigation, which was submitted to the Court on October 22, 1997, states that an expert for the plaintiffs, assuming class certification, may testify that the damages allegedly sustained by the plaintiff class may range from approximately $18.0 million to $37.2 million and, assuming that a court were to award additional damages based on a rate of return achieved by an equity index over the relevant period, such damages may range from approximately $37.4 million to $70.6 million. On December 30, 1997, the Court issued an order denying the plaintiffs' summary judgment motion on the plaintiffs' claim that the MSP was not an exempt "top hat plan" (a plan which is unfunded and maintained by an employer primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees). The order also granted the Company's summary judgment motions on two of the plaintiffs' ancillary claims, but did not address the plaintiffs' request for certification
as a class action.   On June 5, 1998, the Court ruled that the plan was
"unfunded", meaning that the trial of the limited class action issue will deal only with the question of whether the MSP was "maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees." On June 16, 1998, the Court certified the case as a class action for the limited issue of determining if the MSP was an exempt "top hat plan". The Court defined the class as all persons who, on the date of the termination of the MSP, were participants in the MSP and were employed by Randall's Food Markets, Inc. On September 8, 1998, a pre-trial conference was held to discuss burden of proof, expert testimony and meaning of "select group" and the evidence to be considered at the trial. The trial of the limited class action issue was conducted before the Court, sitting without a jury, on October 26, 1998. Upon order of the Court, both parties submitted post-trial briefs on November 6, 1998. The Court has yet to rule on the limited class action issue. Once the initial class issue is resolved, the Court will make an evaluation as to whether any other issues should be dealt with in a class action context. Based upon current facts, the Company is unable to estimate any meaningful range of possible loss that could result from an unfavorable outcome of the MSP litigation. It is possible that the Company's results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially affected by an ultimate unfavorable outcome of the MSP litigation. However, the Company intends to vigorously contest the MSP claim and, although there can be no assurance, management currently does not anticipate an unfavorable outcome based on management's independent analysis of the facts relating to such litigation.

     FLEMING DISPUTE - On July 30, 1997, the Company initiated an arbitration proceeding before the American Arbitration Association against Fleming Companies, Inc. ("Fleming"), one of its long-time suppliers, alleging, among other things, that Fleming violated the terms of a supply agreement signed in 1993. On July 7, 1998, the arbitration panel unanimously found that Fleming materially breached the supply agreement and that the contract was terminated as of July 7, 1998 without payment of any termination fee. The Company and Fleming entered into a Transition Agreement, effective September 25, 1998, which provides for a continued supply of products from Fleming while the Company moves into self distribution.


     JOHN PAUL MITCHELL LAWSUIT - On August 26, 1998, a jury in the 126th District Court, Travis County, Texas, returned a verdict against the Company and a co-defendant, Jade Drug Company, Inc. ("Jade"), finding both parties intentionally conspired with each other to interfere with contracts between John Paul Mitchell Systems ("Mitchell") and one or more of its distributors and/or salons. The jury found the Company guilty of having in its possession, selling or offering for sale Mitchell products that it knew, or that a reasonable person in the position of the Company would know, had serial numbers or other permanent identification markings removed, altered or obliterated. The jury found that the company unfairly competed with Mitchell by purchasing and distributing the products and infringed on Mitchell's trademark. The jury also found that the harm caused Mitchell resulted from malice.

     The jury awarded Mitchell and its co-plaintiff, Ultimate Salon Services Inc. (together, the "Plaintiffs"), $3.25 million in joint and several damages from the Company and Jade, $4.5 million in exemplary damages from the Company and $3.0 million in actual damages and $4.5 million in exemplary damages from Jade.

     The Company and Jade filed motions with the trial court judge to disregard the jury's verdict. On November 19, 1998, the trial court judge threw out the jury's verdict, entered judgement in favor of the Company and Jade, ordered that the Plaintiffs recover nothing and ordered that the Plaintiffs pay the Company and Jade all of their court costs. As of this date, the Plaintiffs have not indicated whether or not they are going to appeal. Although the outcome of this matter cannot be predicted with certainty, management believes an unfavorable outcome will not have a material adverse effect on the Company, its operations, its financial condition, or its cash flows.

     Other than the foregoing matters, the Company believes it is not a party to any pending legal proceedings, including ordinary litigation incidental to the conduct of its business and the ownership of its property, the adverse determination of which would have a material adverse effect on the Company, its operations, its financial condition, or its cash flows.

ITEM 2.  CHANGES IN SECURITIES

     None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     A.   Exhibits

Exhibit
Number                        Description of Document
10.21      Ground Lease Agreement, dated as of September 10, 1998 between
           Brazos Markets Development, L.P. and Randall's Food & Drugs, Inc.
           and Randall's Food Markets, Inc.
10.22      Facilities Lease Agreement, dated as of September 10, 1998 between
           Brazos Markets Development, L.P. and Randall's Food & Drugs, Inc.
           and Randall's Food Markets, Inc.
10.23      Guarantee as of September 10, 1998 Re: Agreement for Ground Lease,
           Ground Lease Agreement, Agreement for Facilities Lease and Facilities
           Lease Agreement, each between Brazos Markets Development, L.P., a
           Delaware Corporation, and Randall's Food & Drugs, Inc., a Delaware
           Corporation, and Randall's Food Markets Inc., a Texas Corporation,
           and each effective as of September 10, 1998.
10.24      Residual Guarantee as of September 10, 1998 Re: Credit Agreement
           dated effective as of September 10, 1998 by and among Brazos Markets
           Development, L.P. as the Borrower, the several banks a party thereto from time to time and the Agent.
27        Financial Data Schedule

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

                                       RANDALL'S FOOD MARKETS, INC.
                                       (Registrant)


Date: November 25, 1998                /s/ R. RANDALL ONSTEAD, JR.
                                       -------------------------------------
                                       R. Randall Onstead, Jr.,
                                       Chairman and Chief Executive Officer


Date: November 25, 1998                /s/ MICHAEL M. CALBERT
                                       -------------------------------------
                                       Michael M. Calbert,
                                       Senior Vice President and
                                       Chief Financial Officer