Form 10-Q
period 1999-01-09
RANDALLS FOOD MARKETS INC
filed 1999-02-19
CIK 1042564

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         ------------------------------
                                    FORM 10-Q
                         ------------------------------


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 9, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO __________

                        Commission File number 333-35457.

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

                                 (713) 268-3500
         -----------------------------------------------------------
              Registrant's telephone number, including area code

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes (X) No ( )

The number of shares outstanding of the registrant's common stock, par value $0.25 per share, as of February 2, 1999 was 30,038,192 shares

                            RANDALL'S FOOD MARKETS, INC.

                                        INDEX

                                                                                PAGE NO.
                                                                                --------
PART I.   FINANCIAL INFORMATION

     Item 1.   Independent Certified Public Accountants' Report on Review of
               Interim Financial Information                                         2

               Condensed Consolidated Balance Sheets at January 9, 1999
               and June 27, 1998                                                     3

               Condensed Consolidated Statements of Income for the
               Twenty-eight and Twelve Week Periods Ended January 9, 1999
               and January 10, 1998                                                  4

               Condensed Consolidated Statements of Cash Flows for the
               Twenty-eight Week Periods Ended January 9, 1999 and
               January 10, 1998                                                      5

               Notes to Condensed Consolidated Financial Statements                  6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                  10

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk           15

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                                    16

     Item 2.   Changes in Securities                                                17

     Item 3.   Defaults upon Senior Securities                                      17

     Item 4.   Submission of Matters to a Vote of Security Holders                  17

     Item 5.   Other Information                                                    18

     Item 6.   Exhibits and Reports on Form 8-K                                     18

SIGNATURES                                                                          19

                         PART I. FINANCIAL INFORMATION

ITEM 1.

Independent Certified Public Accountants' Report on Review of Interim Financial Information

To the Board of Directors and Stockholders of Randall's Food Markets, Inc.
Houston, Texas

We have reviewed the accompanying condensed consolidated balance sheet of Randall's Food Markets, Inc. and subsidiaries as of January 9, 1999, and the related condensed consolidated statement of income for the twelve-week period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Randall's Food Markets, Inc. and subsidiaries as of June 27, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated August 14, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 27, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Houston, Texas

February 10, 1999

RANDALL'S FOOD MARKETS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JANUARY 9, 1999 AND JUNE 27, 1998
(IN THOUSANDS)

                                                                    UNAUDITED         AUDITED
                                                                 JANUARY 9, 1999   JUNE 27, 1998
                                                                 ---------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents                                        $   18,252        $   36,243
  Receivables, net                                                     54,324            44,187
  Merchandise inventories, net                                        189,864           166,332
  Prepaid expenses and other                                            6,601             5,986
  Deferred tax assets                                                   8,987            11,792
                                                                   ----------        ----------
        Total current assets                                          278,028           264,540
                                                                   ----------        ----------
Property and equipment, net                                           432,054           365,853
Goodwill, net                                                         214,531           217,968
Other assets, net                                                      37,000            35,386
                                                                   ----------        ----------
Total                                                              $  961,613        $  883,747
                                                                   ----------        ----------
                                                                   ----------        ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt and
    obligations under capital leases                               $    4,553        $    4,544
  Accounts payable                                                    134,847           135,834
  Accrued expenses and other                                          134,815           136,477
  Accrued income taxes                                                  5,831               ---
                                                                   ----------        ----------
        Total current liabilities                                     280,046           276,855
Long-term debt, net of current maturities                             335,725           276,447
Obligations under capital leases, net of current maturities            59,303            61,515
Other liabilities                                                      30,899            32,485
                                                                   ----------        ----------
        Total liabilities                                             705,973           647,302
                                                                   ----------        ----------
COMMITMENTS & CONTINGENCIES  (See Note 3)
REDEEMABLE COMMON STOCK, $15.44 and $13.30 redemption value
  per share, 387,651 shares issued and outstanding at January 9,
  1999 and June 27, 1998                                                5,986             5,155
                                                                   ----------        ----------
STOCKHOLDERS' EQUITY:
Common stock, $0.25 par value 75,000,000 shares authorized;
  29,637,521 shares issued and 29,619,139 shares outstanding at
  January 9, 1999 and 29,697,979 shares issued
  and 29,679,597 shares outstanding at June 27, 1998                    7,335             7,425
Additional paid-in capital                                            173,802           174,337
Stockholders' notes receivable                                         (6,095)           (6,213)
Retained earnings                                                      75,139            56,506
Restricted common stock                                                  (309)             (547)
Treasury stock, 18,382 shares at cost                                    (218)             (218)
                                                                   ----------        ----------
        Total stockholders' equity                                    249,654           231,290
                                                                   ----------        ----------
Total                                                              $  961,613        $  883,747
                                                                   ----------        ----------
                                                                   ----------        ----------

                       The accompanying notes are an integral part of
                      these condensed consolidated financial statements.

RANDALL'S FOOD MARKETS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE TWENTY-EIGHT AND TWELVE WEEK PERIODS ENDED
JANUARY 9, 1999 AND JANUARY 10, 1998
(IN THOUSANDS)
(UNAUDITED)

                                                 28 WEEKS ENDED                          12 WEEKS ENDED
                                       ----------------------------------    ----------------------------------
                                       JANUARY 9, 1999   JANUARY 10, 1998    JANUARY 9, 1999   JANUARY 10, 1998
                                       ---------------   ----------------    ---------------   ----------------
NET SALES                                $ 1,394,324        $ 1,299,293         $   627,583       $   579,916
COSTS OF SALES                             1,006,031            945,645             453,150           422,706
                                         -----------        -----------         -----------       -----------

GROSS PROFIT                                 388,293            353,648             174,433           157,210

OPERATING EXPENSES:
  Selling, general and
    administrative expenses                  304,414            287,938             132,601           124,663
  Depreciation and amortization               31,201             26,309              14,028            11,192
                                         -----------        -----------         -----------       -----------
        Total operating expenses             335,615            314,247             146,629           135,855
                                         -----------        -----------         -----------       -----------

OPERATING INCOME                              52,678             39,401              27,804            21,355
INTEREST EXPENSE, net                         18,260             18,013               8,208             7,491
                                         -----------        -----------         -----------       -----------

INCOME BEFORE INCOME TAXES                    34,418             21,388              19,596            13,864
PROVISION FOR INCOME TAXES                    14,953              9,799               8,316             6,019
                                         -----------        -----------         -----------       -----------

NET INCOME                               $    19,465        $    11,589         $    11,280       $     7,845
                                         -----------        -----------         -----------       -----------
                                         -----------        -----------         -----------       -----------


                       The accompanying notes are an integral part of
                      these condensed consolidated financial statements.

RANDALL'S FOOD MARKETS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWENTY-EIGHT WEEK PERIODS ENDED
JANUARY 9, 1999 AND JANUARY 10, 1998
(IN THOUSANDS)
(UNAUDITED)

                                                           JANUARY 9, 1999    JANUARY 10, 1998
                                                           ---------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $    19,465          $   11,589
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                 31,201              26,309
    Other                                                          2,854               3,318
    Change in assets and liabilities, net                        (28,443)              1,728
                                                             -----------          ----------
        Net cash provided by operating activities                 25,077              42,944
                                                             -----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                           (130,902)            (36,921)
  Proceeds from sale of assets                                    29,852              23,130
  Other                                                              211                 627
                                                             -----------          ----------
        Net cash used in investing activities                   (100,839)            (13,164)
                                                             -----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowing under credit agreement                 180,000                 ---
  Repayments of debt                                            (120,724)             (3,199)
  Reduction in obligations under capital leases                   (1,999)             (2,111)
  Other                                                              494                 200
                                                             -----------          ----------
        Net cash provided by (used in) financing activities       57,771              (5,110)
                                                             -----------          ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             (17,991)             24,670
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    36,243              23,115
                                                             -----------          ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $    18,252          $   47,785
                                                             -----------          ----------
                                                             -----------          ----------


                       The accompanying notes are an integral part of
                      these condensed consolidated financial statements.

RANDALL'S FOOD MARKETS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TWENTY-EIGHT AND TWELVE WEEK PERIODS ENDED
JANUARY 9, 1999 AND JANUARY 10, 1998 (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated balance sheet of Randall's Food Markets, Inc. and subsidiaries (the "Company") at June 27, 1998 has been derived from the Company's audited financial statements at that date. The condensed consolidated balance sheet at January 9, 1999, the condensed consolidated statements of income for the twenty-eight and twelve week periods ended January 9, 1999 and January 10, 1998 and the condensed consolidated statements of cash flows for the twenty-eight week periods ended January 9, 1999 and January 10, 1998 are unaudited. In the opinion of management, such condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated financial position and results of operations of the Company for the interim periods. Operating results for the twenty-eight and twelve week periods ended January 9, 1999 are not necessarily indicative of the operating results that may be expected for a full fiscal year.

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

2.       STORE CLOSING COSTS

         During the fiscal year ended June 28, 1997 ("Fiscal Year 1997"), the Company recorded a charge of approximately $32.8 million in connection with the planned closure, replacement or sale of certain of its stores. Such charge included $3.7 million relating to stores that were closed or sold prior to the fourth quarter of Fiscal Year 1997 and $29.1 million relating to 20 stores that the Company planned to close, replace or sell at various dates from June 1997 to June 1999. The $32.8 million charge included estimated inventory losses of approximately $3.0 million (included in cost of sales during Fiscal Year 1997), estimated lease termination costs of approximately $11.7 million and asset write-offs of approximately $18.1 million (both of which were included in operating expenses during Fiscal Year 1997). The Company is proceeding as planned with the closure, replacement or sale of the designated stores and has not recorded any changes in estimate to the reserve. As of January 9, 1999, the Company has closed, replaced or sold 15 of the 20 stores included in the Fiscal Year 1997 reserve and during the 28 weeks ended January 9, 1999 charged $13.1 million of related costs against such reserve. The remaining five stores are expected to be closed during the remainder of the fiscal year ending June 26, 1999 ("Fiscal Year 1999"). The Company does not anticipate a material impact on its future revenues and operating results as a result of activities from such stores that will not be continued. The aggregate revenue and operating loss for the 12 weeks ended January 9, 1999 from the one store to be closed for which the Company does not plan a replacement store were $3.1 million and $0.1 million, respectively, and the revenue and operating loss from such store for the 28 weeks ended January 9, 1999 were $6.9 million and $0.4 million, respectively. At January 9, 1999, the aggregate carrying value, net of the closed store reserve, of the fixed assets of stores closed and remaining to be closed under the plan was $3.2 million, or less than 0.4% of the Company's total assets.

The number of stores closed, replaced or sold in connection with the plan during each fiscal period since the plan's inception is as follows:


       Stores to be closed per original plan                                           20
                                                                                     ----

       Closures during the fourth quarter of Fiscal Year 1997                          (2)

       Closures during Fiscal Year 1998                                               (10)

       Closures during Fiscal Quarter Ended October 18, 1998                           (3)

       Closures during Fiscal Quarter Ended January 9, 1999                             -
                                                                                     ----

       Total closures through January 9, 1999                                         (15)
                                                                                     ----

       Stores remaining to be closed at January 9, 1999                                 5
                                                                                     ----
                                                                                     ----

Activity in the reserve since June 28, 1997 is as follows (in thousands):


                                                                      LEASE            ASSET
                                                   INVENTORY       TERMINATION       WRITE OFFS       TOTAL
                                                 -------------- ------------------ --------------- -----------
Reserve/expense recorded in FY 1997                   $3,000         $11,745           $18,047         $32,792

Charges to the reserve during FY 1998                 (1,407)         (1,600)           (3,483)         (6,490)
                                                 -------------- ------------------ --------------- -----------

Remaining Reserve at June 27, 1998                     1,593          10,145            14,564          26,302

Charges to the reserve during the 16 weeks
ended October 17, 1998                                  (449)         (1,824)           (4,642)         (6,915)

Charges to the reserve during the 12 weeks
ended January 9, 1999                                    (27)         (3,423)           (2,685)         (6,135)
                                                 -------------- ------------------ --------------- ------------

Remaining reserve at January 9, 1999                  $1,117          $4,898            $7,237         $13,252
                                                 -------------- ------------------ --------------- ------------
                                                 -------------- ------------------ --------------- ------------

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

      FLEMING DISPUTE - On July 30, 1997, the Company initiated an arbitration proceeding before the American Arbitration Association against Fleming Companies, Inc. ("Fleming"), one of its long-time suppliers, alleging, among other things, that Fleming violated the terms of a supply agreement signed in 1993. On July 7, 1998, the arbitration panel unanimously found that Fleming materially breached the supply agreement and the contract was terminated as of July 7, 1998 without payment of any termination fee. The Company and Fleming entered into a transition agreement, effective September 25, 1998, which provides for a continued supply of products from Fleming while the Company moves to self-distribution.

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

      The jury awarded Mitchell and its co-plaintiff, Ultimate Salon Services Inc., (together, the "Plaintiffs") $3.25 million in joint and several damages from the Company and Jade, $4.5 million in exemplary damages from the Company and $3.0 million in actual damages and $4.5 million in exemplary damages from Jade.

      The Company and Jade filed motions with the trial court judge to disregard the jury's verdict. On November 19, 1998, the trial court judge threw out the jury's verdict, entered judgement in favor of the Company and Jade, ordered that the Plaintiffs recover nothing and ordered that the Plaintiffs pay the Company and Jade all of their court costs. On December 18, 1998, the Plaintiffs filed a motion for a new trial. On February 2, 1999, the trial court judge denied such motion by operation of law. On February 16, 1999, the Plaintiffs filed their notice of appeal with the court. Although the outcome of this matter cannot be predicted with certainty, management believes an unfavorable outcome will not have a material adverse effect on the Company, its operations, its financial condition or its cash flows.

         Other than the foregoing matters, the Company believes it is not a party to any pending legal proceedings, including ordinary litigation incidental to the conduct of its business and the ownership of its property, the adverse determination of which would have a material adverse effect on the Company, its operations, its financial condition or its cash flows.

4.    RECENT PRONOUNCEMENTS

      In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "REPORTING ON THE COSTS OF START-UP ACTIVITIES", ("SOP 98-5") which requires that costs incurred for start-up activities should be charged to operations as incurred. Although the Company has not fully assessed the impact of adopting SOP 98-5, the Company does not believe that such adoption will have a material impact on its financial statements. The Company is required to adopt SOP 98-5 in its fiscal year ending June 24, 2000. Initial application of SOP 98-5 will be reported as a cumulative effect of an accounting change.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company operates a chain of 117 supermarkets primarily under the RANDALLS and TOM THUMB banners in the Houston, Dallas/Fort Worth and Austin metropolitan areas. The Company operates on a 52 or 53 week fiscal year ending on the last Saturday of each June. Same-store sales is defined as net sales for stores in full operation in each of the current fiscal periods and the comparable periods of the prior fiscal year. Replacement stores are included in the same-store sales calculation. A replacement store is defined as a store that is opened to replace a store that is closed nearby. Identical-store sales is defined as net sales for stores in full operation in each of the current fiscal periods and the comparable periods of the prior fiscal year, excluding expansion and replacement stores.

Presented below is a table showing the percentage of net sales represented by certain items in the Company's consolidated condensed statements of income (dollars in thousands):




                                                      28 WEEKS ENDED                               12 WEEKS ENDED
                                       ---------------------------------------------  ------------------------------------------
                                          JANUARY 9, 1999       JANUARY 10, 1998        JANUARY 9, 1999      JANUARY 10, 1998
                                       ---------------------- ----------------------  --------------------  --------------------

Net sales                                $ 1,394,324   100.0%    $ 1,299,293  100.0%     $ 627,583  100.0%      $ 579,916  100.0%
Cost of sales                              1,006,031    72.2%        945,645   72.8%       453,150   72.2%        422,706   72.9%
                                          ----------   -----     -----------  -----      ---------  -----       ---------  -----
Gross profit                                 388,293    27.8%        353,648   27.2%       174,433   27.8%        157,210   27.1%
Selling, general and administrative
  expenses                                   304,414    21.8%        287,938   22.2%       132,601   21.1%        124,663   21.5%
Depreciation and amortization                 31,201     2.2%         26,309    2.0%        14,028    2.2%         11,192    1.9%
                                          ----------   -----     -----------  -----      ---------  -----       ---------  -----
Operating income                              52,678     3.8%         39,401    3.0%        27,804    4.4%         21,355    3.7%
Interest expense, net                         18,260     1.3%         18,013    1.4%         8,208    1.3%          7,491    1.3%
                                          ----------   -----     -----------  -----      ---------  -----       ---------  -----
Income before income taxes                    34,418     2.5%         21,388    1.6%        19,596    3.1%         13,864    2.4%
Provision for income taxes                    14,953     1.1%          9,799    0.8%         8,316    1.3%          6,019    1.0%
                                          ----------   -----     -----------  -----      ---------  -----       ---------  -----
Net income                                $   19,465     1.4%    $    11,589    0.9%     $  11,280    1.8%      $   7,845    1.4%
                                          ----------   -----     -----------  -----      ---------  -----       ---------  -----
                                          ----------   -----     -----------  -----      ---------  -----       ---------  -----
EBITDA                                    $   85,069     6.1%    $    66,900    5.1%     $  42,342    6.7%      $  33,057    5.7%
                                          ----------   -----     -----------  -----      ---------  -----       ---------  -----
                                          ----------   -----     -----------  -----      ---------  -----       ---------  -----

NET SALES - Net sales for the twenty-eight weeks ended January 9, 1999 ("Fiscal Year to Date 1999") increased by $95.0 million or 7.3% compared to the twenty-eight weeks ended January 10, 1998 ("Fiscal Year to Date 1998"). Such increase is partially attributable to additional sales of $27.4 million generated from the opening of three new stores (excluding three replacement stores) during Fiscal Year to Date 1999 and the operation during such period of two stores (excluding two replacement stores) opened during the fiscal year ended June 27, 1998 ("Fiscal Year 1998") which were not in operation during the entire comparable period of Fiscal Year to Date 1998. In addition, the Company experienced an increase in same-store sales of approximately $108.4 million in Fiscal Year to Date 1999 as compared to Fiscal Year to Date 1998. These increases were offset by a decline of approximately $40.3 million generated from closed and temporarily closed stores that are excluded from same-store sales.

      Net sales during the 12 weeks ended January 9, 1999 ("Second Quarter 1999") increased by $47.7 million or 8.2% as compared to the 12 weeks ended January 10, 1998 ("Second Quarter 1998"). Such increase is partially attributable to additional sales of approximately $16.0 million generated from the opening of three new stores (excluding three replacement stores) during Fiscal Year to Date 1999 and the operation during Second Quarter 1999 of one store (excluding two replacement stores) opened during Fiscal Year 1998 which was not in operation during Second Quarter 1998. In addition, the Company experienced an increase in same-store sales of approximately $40.9 million during Second Quarter 1999 as compared to Second Quarter 1998. These increases were offset by a decline of $8.8 million generated from closed and temporarily closed stores that are excluded from same-store sales.

      The Company's same-store sales during Fiscal Year to Date 1999 and Second Quarter 1999 increased approximately 8.7% and 7.2%, respectively, compared to increases of 1.9% and 2.2% for Fiscal Year to Date 1998 and Second Quarter 1998, respectively. Such improvements are due primarily to the store remodeling and expansion program, the contribution of replacement stores, the success of merchandising, marketing and customer service initiatives and favorable economic conditions. Identical-store sales increased approximately 6.2% and 4.0% during Fiscal Year to Date 1999 and Second Quarter 1999, respectively, compared to increases of 0.8% and 1.3% for Fiscal Year to Date 1998 and Second Quarter 1998, respectively. The Company anticipates that the rate of improvement in same-store sales and identical-store sales will decline in future periods as such sales are compared to stronger sales of comparable periods of the previous year.

GROSS PROFIT - Gross profit for Fiscal Year to Date 1999 and Second Quarter 1999 increased by $34.6 million or 9.8% and $17.2 million or 11.0%, respectively, compared to the corresponding periods of the prior year. The dollar increases in gross profit are primarily attributable to the increased sales volume during the Fiscal Year 1999 periods. Gross profit as a percentage of net sales increased to 27.8% for Fiscal Year to Date 1999 from 27.2% for Fiscal Year to Date 1998 and increased to 27.8% for Second Quarter 1999 from 27.1% for Second Quarter 1998. Such increases are primarily due to more effective promotional efforts and higher gross margins at new and replacement stores. Such higher gross margins at new and replacement stores are due primarily to their more expansive specialty departments and broader range of products and services offered by such stores.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses increased $16.5 million or 5.7% during Fiscal Year to Date 1999 and $7.9 million or 6.4% during Second Quarter 1999 compared to the same periods of the prior year. Selling, general and administrative expenses as a percentage of net sales decreased to 21.8% for Fiscal Year to Date 1999 from 22.2% for Fiscal Year to Date 1998 and decreased to 21.1% for Second Quarter 1999 from 21.5% for Second Quarter 1998. These decreases, as a percentage of net sales, were due primarily to the Company's focus on expense management and the increase in net sales. The Company does not expect selling, general and administrative expenses as a percentage of net sales to increase compared to corresponding periods of the prior year; however, no assurance can be given in this regard.

EBITDA (EARNINGS BEFORE NET INTEREST EXPENSE, INCOME TAXES, DEPRECIATION, AMORTIZATION AND LIFO PROVISION) AND OPERATING INCOME - EBITDA for Fiscal Year to Date 1999 and Second Quarter 1999 increased by $18.2 million or 27.2% and $9.3 million or 28.1%, respectively, compared to the same periods of the prior year. EBITDA as a percentage of net sales increased to 6.1% for Fiscal Year to Date 1999 from 5.1% for Fiscal Year to Date 1998 and increased to 6.7% for Second Fiscal Quarter 1999 from 5.7% for Second Fiscal Quarter 1998. Operating income for Fiscal Year to Date 1999 and Second Quarter 1999 increased by $13.3 million or 33.7% and $6.4 million or 30.2%, respectively, compared to the corresponding periods of the prior year. Such increases are primarily attributable to the growth in sales, increases in gross profit and reduction in the rate of selling, general and administrative expenses described above.

DEPRECIATION AND AMORTIZATION - Depreciation and amortization expense for Fiscal Year to Date 1999 and Second Quarter 1999 increased by $4.9 million or 18.6% and $2.8 million or 25.3%, respectively. Depreciation and amortization expense, as a percentage of net sales, increased to 2.2% for Fiscal Year to Date 1999 from 2.0% for Fiscal Year to Date 1998 and increased to 2.2% for Second Quarter 1999 from 1.9% for Second Quarter 1998. Such increases are primarily due to new store openings and the remodeling of certain existing stores in connection with the Company's capital expenditure program that began in Fiscal

Year 1998. This trend is expected to continue as the Company continues its capital expenditure program. See "Liquidity and Capital Resources".

INTEREST EXPENSE, NET - Net interest expense for Fiscal Year to Date 1999 and Second Quarter 1999 increased by $0.2 million or 1.4% and $0.7 million or 9.6%, respectively, compared to the same periods of the prior year, due primarily to the utilization of the Company's revolving credit facility available under its bank credit agreement.

PROVISION FOR INCOME TAXES - The provision for income taxes for Fiscal Year to Date 1999 and Second Quarter 1999 was $15.0 million and $8.3 million, respectively, compared to $9.8 million and $6.0 million, respectively, for the corresponding periods of the prior year. Such increases are primarily due to the Company's increased pre-tax income.

NET INCOME - Net income for Fiscal Year to Date 1999 and Second Quarter 1999 increased $7.9 million or 68.0% and $3.4 million or 43.8%, respectively, compared to the corresponding periods of the prior year due primarily to the combined impact of the factors discussed above.

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

      The Company's principal sources of liquidity are expected to be cash flow from operations, borrowings under the $225.0 million revolving credit facility ("Revolver") available under the Company's current bank credit agreement and proceeds from lease financing agreements. As of January 9, 1999, the Company had approximately $164.7 million available (net of approximately $0.3 million of outstanding letters of credit) to be borrowed under the Revolver. Management anticipates that the Company's principal uses of liquidity will be to provide working capital, meet debt service requirements and finance the Company's expansion and remodeling plans. Management believes that cash flows generated from operations, borrowings under the Revolver and proceeds from lease financing arrangements will adequately provide for the Company's working capital and debt service needs and will be sufficient to fund its expected capital expenditures.

      During Fiscal Year to Date 1999 and Fiscal Year to Date 1998, operating activities provided net cash of approximately $25.1 million and $42.9 million, respectively. Net cash provided by operations during Fiscal Year to Date 1999 resulted primarily from net income during the period (adjusted for the non-cash impact of depreciation and amortization) and increases in accrued expenses, offset to some extent by increases in accounts receivable and merchandise inventories. Net cash provided by operations during Fiscal Year to Date 1998 resulted primarily from net income (adjusted for the non-cash impact of depreciation and amortization), the collection of a $10.0 million federal income tax receivable, and increases in accounts payable and accrued expenses, offset to some extent by increases in accounts receivable and merchandise inventories. Financing activities provided approximately $57.8 million during Fiscal Year to Date 1999, primarily from borrowings under the credit agreement offset by a reduction of debt and capital lease obligations. During Fiscal Year to Date 1998, financing activities utilized approximately $5.1 million, primarily due to debt reduction.

      Cash used in investing activities during Fiscal Year to Date 1999 and Fiscal Year to Date 1998 consisted primarily of capital expenditures of approximately $130.9 million and $36.9 million, respectively, offset to some extent by proceeds from asset sales of approximately $29.9 million and $23.1 million during Fiscal Year to Date 1999 and Fiscal Year to Date 1998, respectively. Capital expenditures primarily include expenditures related to the construction of new stores, the purchase of real estate, the remodeling of existing stores, ongoing store expenditures for equipment and capitalized maintenance, as well as expenditures relating to the Company's warehousing and distribution network and computer equipment.

      During Fiscal Year 1998, the Company embarked upon a program to accelerate its store development and remodeling and to optimize its distribution network. Such program has resulted in a level of capital expenditures in excess of historical levels. During Fiscal Year to Date 1999, the Company made capital expenditures of approximately $130.9 million primarily for the construction of new stores, purchase of land, remodel or renovation of existing stores, expansion of its distribution system, and computer hardware and software expenditures. The Company currently expects to make additional expenditures of approximately $122.0 million for such capital assets for the remainder of the fiscal year ending June 26, 1999 ("Fiscal Year 1999"). The Company anticipates funding its future capital expenditures and expansion program with cash flow from operations, borrowings under the Revolver and proceeds from lease financing arrangements, including a five-year, $50.0 million synthetic lease arrangement that the Company entered into on September 10, 1998.

      During Fiscal Year 1998, the Company commenced expansion of its distribution system in a strategic shift toward self-distribution. The transition to self-distribution is expected to increase the operational and purchasing efficiencies of the Company's distribution network and lower the Company's overall cost of sales, although no assurance can be given in this regard. To date, the Company has completed the initial phases of the expansion and is receiving and shipping product on a limited basis. The related systems conversion and testing are substantially complete, and the Company has not experienced any disruption to its supply of product as a result of such progress. The transition to self-distribution is expected to be substantially completed during Fiscal Year 1999. While the Company has distributed products to its stores for many years, the anticipated expansion and move to self-distribution present multiple risks that could potentially have an adverse impact on the Company's financial results for a particular quarter or annual reporting period. Such risks include, but are not limited to, increased borrowings due to the build-up of excess inventory levels and lower sales, gross margin and net income due to the potential disruptions of product delivery and sourcing to the stores. Although there can be no assurance, management believes that its extensive planning process, its progress on the transition to date and its prior experience in distribution reduce the risks of a significant disruption of supply for the duration of the transition.

NEW ACCOUNTING STANDARDS - In April 1998, the American Institute of
Certified Public Accountants issued Statement of Position 98-5, "REPORTING ON THE COSTS OF START-UP ACTIVITIES", ("SOP 98-5") which requires that costs incurred for start-up activities should be charged to operations as incurred. Although the Company has not fully assessed the impact of adopting SOP 98-5, the Company does not believe that such adoption will have a material impact on its financial statements. The Company is required to adopt SOP 98-5 in its fiscal year ending June 24, 2000. Initial application of SOP 98-5 will be reported as a cumulative effect of an accounting change.

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

YEAR 2000 COMPLIANCE - The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year, as well as hardware designed with similar constraints. Some of the Company's computer programs and hardware that have date-sensitive functions may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions in operations including, among other things, a temporary inability to process transactions, receive invoices, make payments or engage in similar normal business activities.

      In February 1997, the Company began a project, under the direction of the Company's Chief Information Officer, to address the year 2000 issue. The Company is utilizing both internal and external resources to identify, upgrade and test the Company's hardware, software, systems and processes ("IT systems") for year 2000 compliance. In July 1997, the Company completed the identification phase of its project with a comprehensive inventory and impact assessment of its IT systems. Such phase identified various IT systems requiring upgrades in order to be year 2000 compliant. To complete the upgrade and testing phases, the Company developed the Y2K Migration Plan (the "Y2K Plan"). The Y2K Plan is currently underway and expected to be substantially complete by the end of Fiscal Year 1999. Presently, approximately 60% of the Company's IT systems that were determined to be non-compliant have been upgraded and tested, and are now believed to be year 2000 compliant. Year 2000 upgrades have been prioritized to complete all critical systems such as procurement in the early phases of conversion. Currently, substantially all of the IT systems related to procurement have been upgraded and have been found to be Year 2000 compliant.

      The Company currently expects to expense approximately $2.0 million in Fiscal Year 1999 for the cost of upgrading its IT systems under the Y2K Plan. To date, the Company has expensed less than $1.0 million. In addition, the Company currently expects to invest approximately $23.0 million for hardware and software programs to replace systems that are inefficient and in need of replacement regardless of their year 2000 compliance status. During the twenty-eight weeks ended January 9, 1999, the Company invested approximately $12.4 million for such hardware and software programs that are Year 2000 compliant. The Company currently expects to make additional such purchases of approximately $10.6 million during the remainder of Fiscal Year 1999. The Company expects to fund the Y2K Plan and hardware and software purchases with cash flows generated from operations and borrowings under the Revolver.

      The Company is also currently assessing the year 2000 readiness of its non-information technology systems and equipment, such as refrigeration units, ovens, scales, safes and other equipment ("non-IT systems") which may include imbedded technology such as microcontrollers that are not year 2000 compliant. The Company currently intends to complete its plan to address such non-IT systems issues by the end of Fiscal Year 1999 and expects that such systems will be year 2000 compliant before calendar year 2000. The cost of achieving such compliance is not currently expected to have a material impact on the Company's financial position, results of operations or cash flows.

      The Company has suppliers and other third parties that it relies on for business operations and currently expects those suppliers and other third parties are taking the appropriate action for year 2000 compliance. The Company cannot provide assurance that failure of such suppliers and other third parties to address the year 2000 issue will not have an adverse impact on the Company. While the Company has limited ability to test and control its suppliers' and other third parties' year 2000 readiness, the Company is contacting major suppliers and critical other third parties and obtaining and assessing whether they will be year 2000 compliant. Based on the responses, the Company will develop contingency plans to reduce the impact of transactions with non-compliant major suppliers and other critical parties. Although there can be no assurance that multiple business disruptions caused by technology failures can be adequately anticipated, the Company is identifying second and third sources of supply for major suppliers to minimize the risk of business interruptions.

      The Company intends for its year 2000 date conversion project for both its IT systems and non-IT systems to be completed on a timely basis so as to not significantly impact business operations. However, if the Company or any critical third parties do not complete necessary upgrades as planned, the year 2000 issue may have a material impact on the Company, including, among other things, a temporary inability to procure and distribute product, process transactions, receive invoices, make payments, refrigerate perishable products or engage in similar normal business activities. The Company is currently assessing the potential impact of such year 2000-related issues and will develop contingency plans to mitigate the risk of any scenario that may have a material impact on the Company. The Company intends to formalize such contingency plans by the fourth quarter of calendar year 1999.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      During the 16 weeks ended October 17, 1998, the Company entered into two interest rate swap agreements to hedge interest rate costs and risks associated with variable interest rates. Such agreements effectively convert variable-rate debt, to the extent of the notional amount, to fixed-rate debt with effective per annum interest rates of 5.493% and 5.295%, with respect to the London Interbank Offered Rate portion of such borrowings. The aggregate notional principal amount of such agreements is $100.0 million, $50.0 million of which became effective August 25, 1998 and matures August 25, 2001, and $50.0 million of which became effective September 2, 1998 and matures September 2, 2001. The counterparty to such agreements can terminate either agreement after two years, at its sole discretion. The counterparty to such agreements is a major financial institution, and therefore, credit losses from counterparty nonperformance are not anticipated.

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

      FLEMING DISPUTE - On July 30, 1997, the Company initiated an arbitration proceeding before the American Arbitration Association against Fleming Companies, Inc. ("Fleming"), one of its long-time suppliers, alleging, among other things, that Fleming violated the terms of a supply agreement signed in 1993. On July 7, 1998, the arbitration panel unanimously found that Fleming materially breached the supply agreement and that the contract was terminated as of July 7, 1998 without payment of any termination fee. The Company and Fleming entered into a Transition Agreement, effective September 25, 1998, which provides for a continued supply of products from Fleming while the Company moves into self-distribution.

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

      The jury awarded Mitchell and its co-plaintiff, Ultimate Salon Services Inc., (together, the "Plaintiffs") $3.25 million in joint and several damages from the Company and Jade, $4.5 million in exemplary damages from the Company and $3.0 million in actual damages and $4.5 million in exemplary damages from Jade.

      The Company and Jade filed motions with the trial court judge to disregard the jury's verdict. On November 19, 1998, the trial court judge threw out the jury's verdict, entered judgement in favor of the Company and Jade, ordered that the Plaintiffs recover nothing and ordered that the Plaintiffs pay the Company and Jade all of their court costs. On December 18, 1998, the Plaintiffs filed a motion for a new trial. On February 2, 1999, the trial court judge denied such motion by operation of law. On February 16, 1999, the Plaintiffs filed their notice of appeal with the court. Although the outcome of this matter cannot be predicted with certainty, management believes an unfavorable outcome will not have a material adverse effect on the Company, its operations, its financial condition or its cash flows.

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

            None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.  SUBMISSION  OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on November 17, 1998, at which time the shareholders voted on the re-election of the following to the Board of Directors to serve until the 1999 Annual Meeting of Shareholders or until their respective successors are duly elected or appointed and qualified:

                                        For            Against           Abstain
                                  ---------------  ----------------  ----------------
       Robert R. Onstead              29,131,388          -                 -
       R. Randall Onstead, Jr.        29,131,388          -                 -
       Henry R. Kravis                29,131,388          -                 -
       George R. Roberts              29,131,388          -                 -
       Paul E. Raether                29,131,388          -                 -
       James H. Greene, Jr.           29,131,388          -                 -
       Nils P. Brous                  29,131,388          -                 -
       A. Benton Cocanougher          29,131,388          -                 -


ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.  Exhibits

EXHIBIT
NUMBER                                           DESCRIPTION OF DOCUMENT
15.1                                Letter in lieu of consent of Deloitte &
                                    Touche LLP, independent accountants

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

                                    RANDALL'S FOOD MARKETS, INC.
                                    (Registrant)

Date: February 19, 1999             /s/ R. RANDALL ONSTEAD, JR.
                                    --------------------------------------------
                                        R. Randall Onstead, Jr.,
                                        Chairman and Chief Executive Officer

Date: February 19, 1999             /s/ MICHAEL M. CALBERT
                                    --------------------------------------------
                                        Michael M. Calbert,
                                        Senior Vice President and Chief
                                        Financial Officer