Form 10-Q
period 1999-04-03
RANDALLS FOOD MARKETS INC
filed 1999-05-18
CIK 1042564

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

                  ------------------------------
                             FORM 10-Q
                  ------------------------------

     (MARK ONE)

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED APRIL 3, 1999

     [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _________ TO ______

              Commission File number 333-35457.




          -----------------------------------------------------
                      RANDALL'S FOOD MARKETS, INC.
          (Exact name of registrant as specified in its charter)

          -----------------------------------------------------


                    Texas                              74-2134840
      ------------------------------               -------------------
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

                      Yes (X)   No ( )

The number of shares outstanding of the registrant's common stock, par value $0.25 per share, as of April 13, 1999 was 30,022,252 shares

                          RANDALL'S FOOD MARKETS, INC.

                                      INDEX

                                                                                                           PAGE NO.
                                                                                                           --------
PART I.  FINANCIAL INFORMATION

      Item 1. Independent Accountants' Report                                                                    2

                Condensed Consolidated Balance Sheets at April 3, 1999 and
                   June 27, 1998                                                                                 3

                Condensed Consolidated Statements of Income for the Forty and
                   Twelve Week Periods Ended April 3, 1999 and April 4, 1998                                     4

                Condensed Consolidated Statements of Cash Flows for the Forty
                   Week Periods Ended April 3, 1999 and April 4, 1998                                            5

                Notes to Condensed Consolidated Financial Statements for the Forty and Twelve
                   Week Periods Ended April 3, 1999 and April 4, 1998                                            6

      Item 2.   Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                           11

      Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                      17

PART II.  OTHER INFORMATION

      Item 1.   Legal Proceedings                                                                               17

      Item 2.   Changes in Securities                                                                           19

      Item 3.   Defaults upon Senior Securities                                                                 19

      Item 4.   Submission of Matters to a Vote of Security Holders                                             19

      Item 5.   Other Information                                                                               19

      Item 6.   Exhibits and Reports on Form 8-K                                                                19

SIGNATURES                                                                                                      20

                          PART I. FINANCIAL INFORMATION

Item 1.

Independent Accountants' Report

To the Board of Directors and Stockholders of Randall's Food Markets, Inc.
Houston, Texas


We have reviewed the accompanying condensed consolidated balance sheet of Randall's Food Markets, Inc. and subsidiaries as of April 3, 1999, and the related condensed consolidated statement of income for the twelve-week period then ended. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP
Houston, Texas

April 30, 1999

RANDALL'S FOOD MARKETS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
APRIL 3, 1999 AND JUNE 27, 1998
(In Thousands)

                                                                                    APRIL 3, 1999        JUNE 27, 1998
                                                                                    -------------        -------------
                                                                                     (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                           $    43,259         $    36,243
   Receivables, net                                                                         54,729              44,187
   Merchandise inventories, net                                                            194,786             166,332
   Prepaid expenses and other                                                                6,579               5,986
   Deferred tax assets                                                                       6,279              11,792
                                                                                       -----------         -----------
                Total current assets                                                       305,632             264,540

Property and equipment, net                                                                457,136             365,853
Goodwill, net                                                                              213,059             217,968
Other assets, net                                                                           36,091              35,386
                                                                                       -----------         -----------
Total                                                                                  $ 1,011,918         $   883,747
                                                                                       -----------         -----------
                                                                                       -----------         -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt and obligations under capital leases           $     4,553         $     4,544
   Accounts payable                                                                        142,976             135,834
   Accrued expenses and other                                                              129,748             136,477
   Accrued income taxes                                                                      5,474                  --
                                                                                       -----------         -----------
                Total current liabilities                                                  282,751             276,855
Long-term debt, net of current maturities                                                  375,653             276,447
Obligations under capital leases, net of current maturities                                 58,452              61,515
Other liabilities                                                                           28,533              32,485
                                                                                       -----------         -----------
                   Total liabilities                                                       745,389             647,302
                                                                                       -----------         -----------
CONTINGENCIES  (See Note 3)
REDEEMABLE COMMON STOCK, $17.24 and $13.30 redemption value per share,
   387,651 shares issued and outstanding at April 3, 1999 and June 27, 1998                  6,683               5,155
                                                                                       -----------         -----------
STOCKHOLDERS' EQUITY:
Common stock, $0.25 par value 75,000,000 shares authorized; 29,654,690 shares issued and 29,636,308 shares outstanding at April 3, 1999 and 29,697,979
   shares issued and 29,679,597 shares outstanding at June 27, 1998                          7,414               7,425
Additional paid-in capital                                                                 173,908             174,337
Stockholders' notes receivable                                                              (6,299)             (6,213)
Retained earnings                                                                           85,254              56,506
Restricted common stock                                                                       (213)               (547)
Treasury stock, 18,382 shares at cost                                                         (218)               (218)
                                                                                       -----------         -----------
                Total stockholders' equity                                                 259,846             231,290
                                                                                       -----------         -----------
Total                                                                                  $ 1,011,918         $   883,747
                                                                                       -----------         -----------
                                                                                       -----------         -----------

       The accompanying notes are an integral part of these condensed consolidated financial statements

RANDALL'S FOOD MARKETS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE FORTY AND TWELVE WEEK PERIODS ENDED
APRIL 3, 1999 AND APRIL 4, 1998
(In Thousands)
(Unaudited)

                                                          40 WEEKS ENDED                     12 WEEKS ENDED
                                                 -------------------------------     -------------------------------
                                                 APRIL 3, 1999     APRIL 4, 1998     APRIL 3, 1999     APRIL 4, 1998
                                                 -------------     --------------    -------------     -------------
NET SALES                                          $1,997,241        $1,851,817        $  602,917        $  552,524
COSTS OF SALES                                      1,442,535         1,345,145           436,504           399,500
                                                   ----------        ----------        ----------        ----------
GROSS PROFIT                                          554,706           506,672           166,413           153,024

OPERATING EXPENSES:
   Selling, general and
       administrative expenses                        429,037           412,698           124,623           124,760
   Depreciation and amortization                       45,996            37,969            14,795            11,660
                                                   ----------        ----------        ----------        ----------
                Total operating expenses              475,033           450,667           139,418           136,420
                                                   ----------        ----------        ----------        ----------
OPERATING INCOME                                       79,673            56,005            26,995            16,604
INTEREST EXPENSE, net                                  26,424            25,612             8,164             7,599
                                                   ----------        ----------        ----------        ----------
INCOME BEFORE INCOME TAXES                             53,249            30,393            18,831             9,005
PROVISION FOR INCOME TAXES                             22,974            13,942             8,021             4,143
                                                   ----------        ----------        ----------        ----------
NET INCOME                                         $   30,275        $   16,451        $   10,810        $    4,862
                                                   ----------        ----------        ----------        ----------
                                                   ----------        ----------        ----------        ----------

               The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FORTY WEEK PERIODS ENDED
APRIL 3, 1999 AND APRIL 4, 1998
(In Thousands)
(Unaudited)

                                                                                APRIL 3, 1999       APRIL 4, 1998
                                                                            -------------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                       $  30,275         $  16,451
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                                    45,996            37,969
      Other                                                                             5,016             4,372
      Change in assets and liabilities, net                                           (35,147)           11,132
                                                                                    ---------         ---------
                Net cash provided by operating activities                              46,140            69,924
                                                                                    ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                               (176,137)          (64,040)
   Proceeds from sale of assets                                                        39,954            23,230
   Other                                                                                  211               596
                                                                                    ---------         ---------
                Net cash used in investing activities                                (135,972)          (40,214)
                                                                                    ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                                       263,000                --
   Repayments of long-term debt                                                      (163,798)           (3,269)
   Reduction in obligations under capital leases                                       (2,830)           (2,933)
   Other                                                                                  476               694
                                                                                    ---------         ---------
                Net cash provided by (used in) financing activities                    96,848            (5,508)
                                                                                    ---------         ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               7,016            24,202
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         36,243            23,115
                                                                                    ---------         ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $  43,259         $  47,317
                                                                                    ---------         ---------
                                                                                    ---------         ---------

              The accompanying notes are an integral part of these condensed consolidated financial statements.

RANDALL'S FOOD MARKETS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FORTY AND TWELVE WEEK PERIODS ENDED
APRIL 3, 1999 AND APRIL 4, 1998 (UNAUDITED)


1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated balance sheet of Randall's Food Markets, Inc. and subsidiaries (the "Company") at June 27, 1998 has been derived from the Company's audited financial statements at that date. The condensed consolidated balance sheet at April 3, 1999, the condensed consolidated statements of income for the forty and twelve week periods ended April 3, 1999 and April 4, 1998 and the condensed consolidated statements of cash flows for the forty week periods ended April 3, 1999 and April 4, 1998 are unaudited. In the opinion of management, such condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated financial position and results of operations of the Company for the interim periods. Operating results for the forty and twelve week periods ended April 3, 1999 are not necessarily indicative of the operating results that may be expected for a full fiscal year.

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

      As of April 3, 1999, 15 out of the 20 stores included in the Fiscal Year 1997 reserve had been closed, replaced or sold. During the 40 weeks ended April 3, 1999, the Company charged against the reserve $0.5 million for inventory write-offs, $5.3 million for lease termination costs and $7.3 million for asset write-offs, or a total of $13.1 million related to the 15 stores closed, replaced or sold as of April 3, 1999.

      During the twelve weeks ended April 3, 1999, the Company decided not to close two of the 20 stores included in the Fiscal Year 1997 reserve. The related reserve for such stores amounted to $4.3 million representing $0.6 million in inventory write-offs, $0.4 million in lease termination costs and $3.3 million in asset write-offs. The reserve was adjusted for such amounts resulting in a reduction in selling, general and administrative expenses during the 12 weeks ended April 3, 1999.

      Of the three remaining stores, as of April 3, 1999, included in the Fiscal Year 1997 reserve, one was closed on April 10, 1999 and the remaining two stores are expected to be closed during the fourth quarter of the fiscal year ending June 26, 1999 ("Fiscal Year 1999"). The Company does not anticipate a material impact on its future revenues and operating results as a result of activities from the closing of such stores . The aggregate revenue and operating loss for the 12 weeks ended April 3, 1999 from the one store to be closed for which the Company does not plan a replacement store were $2.7 million and $0.3 million, respectively, and the revenue and operating loss from such store for the 40 weeks ended April 3, 1999 were $9.7 million and $0.8 million, respectively. At April 3, 1999, the aggregate carrying value, net of the closed store reserve, of the fixed assets of stores closed and remaining to be closed under the plan was $0.8 million, or less than 0.1% of the Company's total assets.

The number of stores closed, replaced or sold in connection with the plan during each fiscal period since the plan's inception is as follows:

           Stores to be closed per original plan                                           20

           Closures during the fourth quarter of Fiscal Year 1997                          (2)

           Closures during Fiscal Year 1998                                               (10)

           Closures during Fiscal Quarter Ended October 18, 1998                           (3)

           Closures during Fiscal Quarter Ended January 9, 1999                             -

           Closures during Fiscal Quarter Ended April 3, 1999                               -

           Stores not closing                                                              (2)
                                                                                        --------
           Stores remaining to be closed at April 3, 1999                                   3
                                                                                        --------
                                                                                        --------

Activity in the reserve since June 28, 1997 is as follows (in thousands):

                                                                      LEASE            ASSET
                                                   INVENTORY       TERMINATION       WRITE OFFS       TOTAL
                                                 -------------- ------------------ --------------- -------------
Reserve/expense recorded in FY 1997                  $ 3,000         $11,745           $18,047         $32,792
Charges to the reserve during FY 1998                 (1,407)         (1,600)           (3,483)         (6,490)
                                                 -------------- ------------------ --------------- -------------
Remaining reserve at June 27, 1998                     1,593          10,145            14,564          26,302
                                                 -------------- ------------------ --------------- -------------
Charges to the reserve during the 16 weeks
ended October 17, 1998                                  (449)         (1,824)           (4,642)         (6,915)

Charges to the reserve during the 12 weeks
ended January 9, 1999                                    (27)         (3,423)           (2,685)         (6,135)

Charges to the reserve during the 12 weeks
ended April 3, 1999                                        -             (38)                -             (38)

Reversal of unused reserves                             (556)           (401)           (3,295)         (4,252)
                                                 -------------- ------------------ --------------- -------------
Charges to the reserve during the 40 weeks
ended April 3, 1999                                   (1,032)         (5,686)          (10,622)        (17,340)
                                                 -------------- ------------------ --------------- -------------
Remaining reserve at April 3, 1999                      $561          $4,459            $3,942          $8,962
                                                 -------------- ------------------ --------------- -------------
                                                 -------------- ------------------ --------------- -------------

      During the 12 weeks ended April 3, 1999, the Company recorded a charge of approximately $3.7 million relating to three stores, not included in the Fiscal Year 1997 reserve, that the Company will close or replace during the remainder of Fiscal Year 1999. The $3.7 million charge included approximately $0.7 million charged to cost of sales for estimated inventory losses and $3.0 million charged to selling, general and administrative expenses, including estimated lease termination costs of approximately $0.6 million, asset impairment of approximately $1.9 million and other expenses associated with store closings of approximately $0.5 million. Two of these three stores were closed on April 10, 1999 and the remaining store, which will be replaced, is currently scheduled to be closed during the fourth quarter of Fiscal Year 1999. The aggregate revenue and operating loss for the 12 weeks ended April 3, 1999 from the two stores that the Company does not plan to replace were $5.4 million and $0.6 million, respectively, and the revenue and operating loss from such stores for the 40 weeks ended April 3, 1999 were $20.3 million and $2.1 million, respectively. At April 3, 1999, the aggregate carrying value, net of the closed store reserve, of the fixed assets of these three stores was $3.9 million, or less than 0.4% of the Company's total assets.

3.    CONTINGENCIES

       MSP LITIGATION-Following the Company's acquisition of Cullum Companies, Inc. in August 1992, the Company terminated the Cullum's Management Security Plan for Cullum Companies, Inc. ("the MSP"). In respect of such termination, the Company paid MSP participants the greater of (i) the amount of such participant's deferral or (ii) the net present value of the participant's accrued benefit, based upon the participant's current salary, age and years of service. Thirty-five of the former MSP participants have instituted a claim against the Company on behalf of all persons who were participants in the MSP on its date of termination (which is alleged by plaintiffs to be approximately 250 persons). On May 7, 1997, the plaintiffs filed an amended complaint for the Court to recognize their action as a class action, to recover additional amounts under the MSP, for a declaration of rights under an employee pension benefit plan and for breach of fiduciary duty. The plaintiffs assert that the yearly plan agreement executed by each participant in the MSP was a contract for a specified retirement and death benefit set forth in such plan agreements and that such benefits were vested and nonforfeitable. A pre-trial order in the MSP litigation, which was submitted to the Court on October 22, 1997, states that an expert for the plaintiffs, assuming class certification, may testify that the damages allegedly sustained by the plaintiff class may range from approximately $18.0 million to $37.2 million and, assuming that a court were to award additional damages based on a rate of return achieved by an equity index over the relevant period, that such damages may range from approximately $37.4 million to $70.6 million. On June 16, 1998, the Court certified the case as a class action for the limited issue of determining if the MSP was an exempt "top hat plan" (a plan which is unfunded and maintained by an employer primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees). The Court defined the class as all persons who, on the date of the termination of the MSP, were participants in the MSP and were employed by Randall's Food Markets, Inc. The trial of the limited class action issue was conducted before the Court, sitting without a jury, on October 26, 1998. Upon order of the Court, both parties submitted post-trial briefs on November 6, 1998. On February 18, 1999, the Court ruled on the limited class action issue finding that the MSP was not an exempt top hat plan. In addition, the Court requested on the same date a joint statement from the parties concerning future scheduling. The parties submitted the requested joint statement, but the Court has not yet issued any scheduling orders. On March 4, 1999, the Company filed a motion requesting that the Court amend its order to allow an interim appeal and confirm that the Company did not stipulate that it bore the burden of proof at the trial. On March 26, 1999, the Court denied the motion for an interim appeal and confirmed that the Company bore the burden of proof at the trial. When the Court certified the limited class issue, it stated that once that issue was resolved, it would make an evaluation as to whether any other issues should be dealt with in a class action context.

On April 8, 1999, the Plaintiffs filed a new Motion for Class Certification, seeking class action treatment on all remaining issues. In addition, on April 8, 1999, the plaintiffs filed a new damages model in which they appear to seek total damages of approximately $65.1 million with prejudgement interest of approximately $28.0 million. Supplementally, the plaintiffs have provided to the Company an additional schedule indicating that damages allegedly sustained may range from $65.1 million to $72.4 million, and assuming reinvestment, such damages may approximate $200 million. The Company filed its brief in opposition to the Motion on April 28, 1999 and will oppose the request by the Plaintiffs for class certification of further issues. Based upon current facts, the Company is unable to estimate any meaningful range of possible loss that could result from an unfavorable outcome of the MSP litigation. It is possible that the Company's results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially affected by an ultimate unfavorable outcome of the MSP litigation.

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

      The Company and Jade filed motions with the trial court judge to disregard the jury's verdict. On November 19, 1998, the trial court judge overturned the jury's verdict, entered judgement in favor of the Company and Jade, ordered that the Plaintiffs recover nothing and ordered that the Plaintiffs pay the Company and Jade all of their court costs. On December 18, 1998, the Plaintiffs filed a motion for a new trial. On February 2, 1999, the trial court judge denied such motion by operation of law. On February 16, 1999, the Plaintiffs filed their notice of appeal with the court. Both parties will now file briefs with the Austin Court of Appeals. Although the outcome of this matter cannot be predicted with certainty, management believes an unfavorable outcome will not have a material adverse effect on the Company, its operations, its financial condition or its cash flows.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company currently operates a chain of 114 supermarkets primarily under the RANDALLS and TOM THUMB banners in the Houston, Dallas/Fort Worth and Austin metropolitan areas. The Company operates on a 52 or 53 week fiscal year ending on the last Saturday of each June. Same-store sales is defined as net sales for stores in full operation in each of the current fiscal periods and the comparable periods of the prior fiscal year. Replacement stores are included in the same-store sales calculation. A replacement store is defined as a store that is opened to replace a store that is closed nearby. Identical-store sales is defined as net sales for stores in full operation in each of the current fiscal periods and the comparable periods of the prior fiscal year, excluding expansion and replacement stores.

      Presented below is a table showing the percentage of net sales represented by certain items in the Company's condensed consolidated statements of income (dollars in thousands):

                                                      40 WEEKS ENDED                               12 WEEKS ENDED
                                       ---------------------------------------------  -----------------------------------------
                                           APRIL 3, 1999          APRIL 4, 1998          APRIL 3, 1999         APRIL 4, 1998
                                       ---------------------- ----------------------  --------------------  -------------------
Net sales                                $ 1,997,241  100.0%    $ 1,851,817  100.0%     $ 602,917  100.0%      $ 552,524 100.0%
Cost of sales                              1,442,535   72.2%      1,345,145   72.6%       436,504   72.4%        399,500  72.3%
                                         -----------  ------    -----------  ------     ---------  ------      --------- ------
Gross profit                                 554,706   27.8%        506,672   27.4%       166,413   27.6%        153,024  27.7%
Selling, general and administrative
  expenses                                   429,037   21.5%        412,698   22.3%       124,623   20.7%        124,760  22.6%
Depreciation and amortization                 45,996    2.3%         37,969    2.1%        14,795    2.5%         11,660   2.1%
                                         -----------  ------    -----------  ------     ---------  ------      --------- ------
Operating income                              79,673    4.0%         56,005    3.0%        26,995    4.5%         16,604   3.0%
Interest expense, net                         26,424    1.3%         25,612    1.4%         8,164    1.4%          7,599   1.4%
                                         -----------  ------    -----------  ------     ---------  ------      --------- ------
Income before income taxes                    53,249    2.7%         30,393    1.6%        18,831    3.1%          9,005   1.6%
Provision for income taxes                    22,974    1.2%         13,942    0.8%         8,021    1.3%          4,143   0.7%
                                         -----------  ------    -----------  ------     ---------  ------      --------- ------
Net income                               $    30,275    1.5%    $    16,451    0.9%     $  10,810    1.8%      $   4,862   0.9%
                                         -----------  ------    -----------  ------     ---------  ------      --------- ------
                                         -----------  ------    -----------  ------     ---------  ------      --------- ------
EBITDA                                   $   127,669    6.4%    $    95,674    5.2%     $  42,600    7.1%      $  28,774   5.2%
                                         -----------  ------    -----------  ------     ---------  ------      --------- ------
                                         -----------  ------    -----------  ------     ---------  ------      --------- ------


NET SALES - Net sales for the forty weeks ended April 3, 1999 ("Fiscal Year to Date 1999") increased by $145.4 million or 7.9% compared to the forty weeks ended April 4, 1998 ("Fiscal Year to Date 1998"). Such increase is partially attributable to additional sales of $47.4 million generated from the opening of three new stores (excluding three replacement stores) during Fiscal Year to Date 1999 and the operation during such period of two stores (excluding two replacement stores) opened during the fiscal year ended June 27, 1998 ("Fiscal Year 1998") which were not in operation during the entire comparable period of Fiscal Year to Date 1998. In addition, the Company experienced an increase in same-store sales of approximately $144.4 million in Fiscal Year to Date 1999 as compared to Fiscal Year to Date 1998. These increases were offset by a decline of approximately $44.9 million generated from closed and temporarily closed stores that are excluded from same-store sales.

      Net sales during the 12 weeks ended April 3, 1999 ("Third Quarter 1999") increased by $50.4 million or 9.1% as compared to the 12 weeks ended April 4, 1998 ("Third Quarter 1998"). Such increase is partially attributable to additional sales of approximately $20.0 million generated from the opening of three new stores (excluding three replacement stores) during Fiscal Year to Date 1999 and the operation during Third Quarter 1999 of one store (excluding two replacement stores) opened during Fiscal Year 1998 which was not in operation during Third Quarter 1998. In addition, the Company experienced an increase in same-store sales of approximately $36.0 million during Third Quarter 1999 as compared to Third Quarter 1998. These increases were offset by a decline of $4.6 million generated from closed and temporarily closed stores that are excluded from same-store sales.

      The Company's same-store sales during Fiscal Year to Date 1999 and Third Quarter 1999 increased approximately 8.1% and 6.6%, respectively, compared to increases of 2.5% and 3.9% for Fiscal Year to Date 1998 and Third Quarter 1998, respectively. Such improvements are due primarily to the store remodeling and expansion program, the contribution of replacement stores, the success of merchandising, marketing and customer service initiatives and favorable economic conditions. Such sales increases were also favorably impacted by the Easter holiday falling in Third Quarter 1999 versus the fourth quarter of the fiscal year ended June 27, 1998. Identical-store sales increased approximately 5.4% and 3.5% during Fiscal Year to Date 1999 and Third Quarter 1999, respectively, compared to increases of 1.5% and 3.3% for Fiscal Year to Date 1998 and Third Quarter 1998, respectively. The Company anticipates that the rate of improvement in same-store sales and identical-store sales will decline in future periods as such sales are compared to stronger sales of comparable periods of the previous year.

GROSS PROFIT - Gross profit for Fiscal Year to Date 1999 and Third Quarter 1999 increased by $48.0 million or 9.5% and $13.4 million or 8.7%, respectively, compared to the corresponding periods of the prior year. The dollar increases in gross profit are primarily attributable to the increased sales volume during the Fiscal Year 1999 periods. Gross profit as a percentage of net sales increased to 27.8% for Fiscal Year to Date 1999 from 27.4% for Fiscal Year to Date 1998. Such increases are primarily due to more effective promotional efforts and higher gross margins at new and replacement stores. Such higher gross margins at new and replacement stores are due primarily to their more expansive specialty departments and broader range of products and services offered by such stores. Gross profit as a percentage of net sales decreased to 27.6% for Third Quarter 1999 from 27.7% for Third Quarter 1998. Such decrease during the Third Quarter 1999 was primarily due to a charge for estimated inventory losses in the amount of $0.7 million relating to three stores that the Company has decided to close or replace during the remainder of fiscal year ending June 26, 1999 ("Fiscal Year 1999") and to an increase of $0.3 million in the LIFO provision.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses increased $16.3 million or 4.0% during Fiscal Year to Date 1999 and as a percentage of net sales decreased to 21.5% for Fiscal Year to Date 1999 from 22.3% for Fiscal Year to Date 1998. This decrease, as a percentage of net sales, was due primarily to the Company's focus on expense management and the increase in net sales. Selling, general and administrative expenses decreased $0.1 million or 0.1% during Third Quarter 1999 compared to the same period of the prior year and as a percentage of sales, decreased to 20.7% for Third Quarter 1999 from 22.6% for Third Quarter 1998. These Third Quarter 1999 decreases resulted from the factors discussed above as well as from approximately $1.6 million awarded the Company in two lawsuits. Selling, general and administrative expenses for Fiscal Year to Date 1999 and Third Quarter 1999 were also reduced by approximately $4.3 million due to the reversal of a portion of a reserve that was recorded in the fiscal year ended June 28, 1997 ("Fiscal Year 1997") for planned store closures. This reversal relates to two stores which the Company decided not to close that were part of the Fiscal Year 1997 reserve. These decreases in selling, general and administrative expenses were offset to some degree by a charge of approximately $3.0 million relating to three stores, not included in the Fiscal Year 1997 reserve, that the Company has decided to close or replace during the remainder of Fiscal Year 1999. Of these three stores, two were closed on April 10, 1999 and the remaining store is expected to be closed during the remainder of Fiscal Year 1999. The aggregate revenue and operating loss for Third Quarter 1999 from the two of these three stores that the Company does not plan to replace were $5.4 million and $0.6 million, respectively, and the revenue and operating loss from such stores for Fiscal Year to Date 1999 were $20.3 million and $2.1 million, respectively. At April 3, 1999, the aggregate carrying value, net of the closed store reserve, of the fixed assets of these three stores was $3.9 million, or less than 0.4% of the Company's total assets.

EBITDA (EARNINGS BEFORE NET INTEREST EXPENSE, INCOME TAXES, DEPRECIATION, AMORTIZATION AND LIFO PROVISION) AND OPERATING INCOME - EBITDA for Fiscal Year to Date 1999 and Third Quarter 1999 increased by $32.0 million or 33.4% and $13.8 million or 48.1%, respectively, compared to the same periods of the prior year. EBITDA as a percentage of net sales increased to 6.4% for Fiscal Year to Date 1999 from 5.2% for Fiscal Year to Date 1998 and increased to 7.1% for Third Quarter 1999 from 5.2% for Third Quarter 1998. Operating income for Fiscal Year to Date 1999 and Third Quarter 1999 increased by $23.7 million or 42.3% and $10.4 million or 62.6%, respectively, compared to the corresponding periods of the prior year. Such increases are primarily attributable to the growth in sales, increases in gross profit and reduction in the rate of selling, general and administrative expenses described above.

DEPRECIATION AND AMORTIZATION - Depreciation and amortization expense for Fiscal Year to Date 1999 and Third Quarter 1999 increased by $8.0 million or 21.1% and $3.1 million or 26.9%, respectively, compared to the same periods of the prior year. Depreciation and amortization expense, as a percentage of net sales, increased to 2.3% for Fiscal Year to Date 1999 from 2.1% for Fiscal Year to Date 1998 and increased to 2.5% for Third Quarter 1999 from 2.1% for Third Quarter 1998. Such increases are primarily due to new store openings, the remodeling of certain existing stores and the expansion of the Company's distribution network in connection with the Company's capital expenditure program that began in Fiscal Year 1998. This trend is expected to continue as the Company continues its capital expenditure program. See "Liquidity and Capital Resources".

INTEREST EXPENSE, NET - Net interest expense for Fiscal Year to Date 1999 and Third Quarter 1999 increased by $0.8 million or 3.2% and $0.6 million or 7.4%, respectively, compared to the same periods of the prior year, due primarily to increased utilization of the Company's revolving credit facility available under its bank credit agreement.

PROVISION FOR INCOME TAXES - The provision for income taxes for Fiscal Year to Date 1999 and Third Quarter 1999 was $23.0 million and $8.0 million, respectively, compared to $13.9 million and $4.1 million, respectively, for the corresponding periods of the prior year. Such increases are primarily due to the Company's increased pre-tax income.

NET INCOME - Net income for Fiscal Year to Date 1999 and Third Quarter 1999 increased $13.8 million or 84.0% and $5.9 million or 122.3%, respectively, compared to the corresponding periods of the prior year due primarily to the combined impact of the factors discussed above.

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

      The Company's principal sources of liquidity are expected to be cash flow from operations, borrowings under the $225.0 million revolving credit facility ("Revolver") available under the Company's current bank credit agreement and proceeds from lease financing agreements. As of April 3, 1999, the Company had approximately $124.7 million available (net of approximately $0.3 million of outstanding letters of credit) to be borrowed under the Revolver. Management anticipates that the Company's principal uses of liquidity will be to provide working capital, meet debt service requirements and finance the Company's expansion and remodeling plans. Management believes that cash flows generated from operations, borrowings under the Revolver and proceeds from lease financing arrangements will adequately provide for the Company's working capital and debt service needs and will be sufficient to fund its expected capital expenditures.

      During Fiscal Year to Date 1999 and Fiscal Year to Date 1998, operating activities provided net cash of approximately $46.1 million and $69.9 million, respectively. Net cash provided by operations during Fiscal Year to Date 1999 resulted primarily from net income during the period (adjusted for the non-cash impact of depreciation and amortization) and increases in accounts payable, offset to some extent by increases in merchandise inventories and accounts receivable. Net cash provided by operations during Fiscal Year to Date 1998 resulted primarily from net income (adjusted for the non-cash impact of depreciation and amortization), the collection of a $10.0 million federal income tax receivable, and increases in accounts payable and accrued expenses, offset to some extent by increases in merchandise inventories and accounts receivable. Financing activities provided approximately $96.8 million during Fiscal Year to Date 1999, primarily from borrowings under the credit agreement offset by a reduction of debt and capital lease obligations. During Fiscal Year to Date 1998, financing activities utilized approximately $5.5 million, primarily due to debt reduction.

      Cash used in investing activities during Fiscal Year to Date 1999 and Fiscal Year to Date 1998 consisted primarily of capital expenditures of approximately $176.1 million and $64.0 million, respectively, offset to some extent by proceeds from asset sales of approximately $40.0 million and $23.2 million during Fiscal Year to Date 1999 and Fiscal Year to Date 1998, respectively. Capital expenditures primarily include expenditures related to the construction of new stores, the purchase of real estate, the remodeling of existing stores, ongoing store expenditures for equipment and capitalized maintenance, as well as expenditures relating to the Company's warehousing and distribution network and computer equipment.

      During Fiscal Year 1998, the Company embarked upon a program to accelerate its store development and remodeling and to optimize its distribution network. Such program has resulted in a level of capital expenditures in excess of historical levels. During Fiscal Year to Date 1999, the Company made capital expenditures of approximately $176.1 million primarily for the construction of new stores, purchase of land, remodel or renovation of existing stores, expansion of its distribution network, and computer hardware and software expenditures. The Company currently expects to make additional expenditures of approximately $72.0 million for such capital assets for the remainder of the fiscal year ending June 26, 1999 ("Fiscal Year 1999"). The Company anticipates funding its future capital expenditures and expansion program with cash flow from operations, borrowings under the Revolver and proceeds from lease financing arrangements, including a five-year, $50.0 million synthetic lease arrangement that the Company entered into on September 10, 1998.

      During Fiscal Year 1998, the Company commenced expansion of its distribution network in a strategic shift toward self-distribution. The transition to self-distribution is expected to increase the operational and purchasing efficiencies of the Company's distribution network and lower the Company's overall cost of sales, although no assurance can be given in this regard. To date, the Company has completed the transition to its new distribution center in Roanoke, Texas, including the receipt and shipment of dry grocery inventory previously purchased from The Fleming Companies, Inc. ("Fleming") distribution center in Dallas, Texas. With the exception of a new freezer, the Company has also completed the expansion of the Telge Road facility in Houston, Texas and is beginning to transition the receipt and shipment of dry grocery inventory from the Fleming distribution center in Houston, Texas. The Company has not experienced any disruption to its supply of product as a result of such progress. While the Company has distributed products to its stores for many years, the expansion and move to self-distribution present multiple risks that could potentially have an adverse impact on the Company's financial results for a particular quarter or annual reporting period. Such risks include, but are not limited to, increased borrowings due to the build-up of excess inventory levels and lower sales, gross margin and net income due to the potential disruptions of product delivery and sourcing to the stores. Although there can be no assurance, management believes that its extensive planning process, progress on the transition to date and prior experience in distribution reduce the risks of a significant disruption of supply for the duration of the transition.

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

      In February 1997, the Company began a project, under the direction of the Company's Chief Information Officer, to address the year 2000 issue. The Company is utilizing both internal and external resources to identify, upgrade and test the Company's hardware, software, systems and processes ("IT systems") for year 2000 compliance. In July 1997, the Company completed the identification phase of its project with a comprehensive inventory and impact assessment of its IT systems. Such phase identified various IT systems requiring upgrades in order to be year 2000 compliant. To complete the upgrade and testing phases, the Company developed the Y2K Migration Plan (the "Y2K Plan"). The Y2K Plan is currently underway and expected to be substantially complete by the end of Fiscal Year 1999. Presently, approximately 75% of the Company's IT systems that were determined to be non-compliant have been upgraded and tested, and are now believed to be year 2000 compliant. Year 2000 upgrades have been prioritized to complete all critical systems in the early phases of the Y2K Plan.

      The Company currently expects to expense approximately $2.0 million in Fiscal Year 1999 for the cost of upgrading its IT systems under the Y2K Plan. To date, the Company has expensed less than $1.5 million. In addition, the Company currently expects to invest approximately $23.0 million for hardware and software programs to replace systems that are inefficient and in need of replacement regardless of their year 2000 compliance status. During the forty weeks ended April 3, 1999, the Company invested approximately $17.6 million for such hardware and software programs that are Year 2000 compliant. The Company currently expects to make additional such purchases of approximately $5.0 million during the remainder of Fiscal Year 1999. The Company expects to fund the Y2K Plan and hardware and software purchases with cash flows generated from operations and borrowings under the Revolver.

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

      The Company has suppliers and other third parties, such as utility companies, that it relies on for business operations and currently expects those suppliers and other third parties are taking the appropriate action for year 2000 compliance. The Company cannot provide assurance that the failure of such suppliers and other third parties to address the year 2000 issue will not have an adverse impact on the Company. While the Company has limited ability to test and control its suppliers' and other third parties' year 2000 readiness, the Company is contacting major suppliers and critical other third parties and obtaining and assessing whether they will be year 2000 compliant. Based on the responses, the Company will develop contingency plans to reduce the impact of transactions with non-compliant major suppliers and other critical parties. Although there can be no assurance that multiple business disruptions caused by technology failures can be adequately anticipated, the Company is identifying second and third sources of supply for major suppliers to minimize the risk of business interruptions.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The factors discussed below, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report, including, without limitation, in "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's related press release and in oral statements made by authorized officers of the Company. When used in this report, any press release or oral statements, the words "looking forward", "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify forward-looking statements. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such estimates and statements. No assurance can be given that any of such statements or estimates will be realized and actual results will differ from those contemplated by such forward-looking statements. Accordingly, the Company hereby identifies the following important factors which could cause the Company's financial results to differ materially from any such results which might be projected, forecast, estimated or budgeted by the Company in forward-looking statements: heightened competition, including specifically the intensification of price competition and the expansion, renovation and opening of new stores by competitors; failure to obtain new customers or retain existing customers; inability to carry out strategies to accelerate new store development and remodeling programs, reduce operating costs, differentiate products and services, leverage the frequent shopper program and increase private label sales; insufficiency of financial resources to renovate and expand the store base; increase in leverage and interest expense due to the expansion and remodeling program; outcome of the MSP Litigation and the John Paul Mitchell Litigation; issues arising in connection with the Y2K Plan; prolonged dispute with labor; economic downturn in the State of Texas; loss or retirement of key executives; transition to self distribution; higher selling, general and administrative expenses occasioned by the need for additional advertising, marketing, administrative or management information systems expenditures; adverse publicity and news coverage.

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



                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      MSP LITIGATION-Following the Company's acquisition of Cullum Companies, Inc. in August 1992, the Company terminated the Cullum's Management Security Plan for Cullum Companies, Inc. ("the MSP"). In respect of such termination, the Company paid MSP participants the greater of (i) the amount of such participant's deferral or (ii) the net present value of the participant's accrued benefit, based upon the participant's current salary, age and years of service. Thirty-five of the former MSP participants have instituted a claim against the Company on behalf of all persons who were participants in the MSP on its date of termination (which is alleged by plaintiffs to be approximately 250 persons). On May 7, 1997, the plaintiffs filed an amended complaint for the Court to recognize their action as a class action, to recover additional amounts under the MSP, for a declaration of rights under an employee pension benefit plan and for breach of fiduciary duty. The plaintiffs assert that the yearly plan agreement executed by each participant in the MSP was a contract for a specified retirement and death benefit set forth in such plan agreements and that such benefits were vested and nonforfeitable. A pre-trial order in the MSP litigation, which was submitted to the Court on October 22, 1997, states that an expert for the plaintiffs, assuming class certification, may testify that the damages allegedly sustained by the plaintiff class may range from approximately $18.0 million to $37.2 million and, assuming that a court were to award additional damages based on a rate of return achieved by an equity index over the relevant period, that such damages may range from approximately $37.4 million to $70.6 million. On June 16, 1998, the Court certified the case as a class action for the limited issue of determining if the MSP was an exempt "top hat plan" (a plan which is unfunded and maintained by an employer primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees). The Court defined the class as all persons who, on the date of the termination of the MSP, were participants in the MSP and were employed by Randall's Food Markets, Inc. The trial of the limited class action issue was conducted before the

Court, sitting without a jury, on October 26, 1998. Upon order of the Court, both parties submitted post-trial briefs on November 6, 1998. On February 18, 1999, the Court ruled on the limited class action issue finding that the MSP was not an exempt top hat plan. In addition, the Court requested on the same date a joint statement from the parties concerning future scheduling. The parties submitted the requested joint statement, but the Court has not yet issued any scheduling orders. On March 4, 1999, the Company filed a motion requesting that the Court amend its order to allow an interim appeal and confirm that the Company did not stipulate that it bore the burden of proof at the trial. On March 26, 1999, the Court denied the motion for an interim appeal and confirmed that the Company bore the burden of proof at the trial. When the Court certified the limited class issue, it stated that once that issue was resolved, it would make an evaluation as to whether any other issues should be dealt with in a class action context. On April 8, 1999, the Plaintiffs filed a new Motion for Class Certification, seeking class action treatment on all remaining issues. In addition, on April 8, 1999, the plainiffs filed a new damages model in which they appear to seek total damages of approximately $65.1 million with prejudgement interest of approximately $28.0 million. Supplementally, the plaintiffs have provided to the Company an additional schedule indicating that damages allegedly sustained may range from $65.1 million to $72.4 million, and assuming reinvestment, such damages may approximate $200 million. The Company filed its brief in opposition to the Motion on April 28, 1999 and will oppose the request by the Plaintiffs for class certification of further issues. Based upon current facts, the Company is unable to estimate any meaningful range of possible loss that could result from an unfavorable outcome of the MSP litigation. It is possible that the Company's results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially affected by an ultimate unfavorable outcome of the MSP litigation.

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

      The Company and Jade filed motions with the trial court judge to disregard the jury's verdict. On November 19, 1998, the trial court judge threw out the jury's verdict, entered judgement in favor of the Company and Jade, ordered that the Plaintiffs recover nothing and ordered that the Plaintiffs pay the Company and Jade all of their court costs. On December 18, 1998, the Plaintiffs filed a motion for a new trial. On February 2, 1999, the trial court judge denied such motion by operation of law. On February 16, 1999, the Plaintiffs filed their notice of appeal with the court. Both parties will now file briefs with the Austin Court of Appeals. Although the outcome of this matter cannot be predicted with certainty, management believes an unfavorable outcome will not have a material adverse effect on the Company, its operations, its financial condition or its cash flows.

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

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


   A.       Exhibits

EXHIBIT
NUMBER                         DESCRIPTION OF DOCUMENT
15.1                Letter in lieu of consent of Deloitte & Touche LLP, independent accountants

27                  Financial Data Schedule

B.       Reports on Form 8-K

            On March 8, 1999, The Company filed a Form 8-K reporting developments in the Company's MSP Litigation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           RANDALL'S FOOD MARKETS, INC.
                                             (Registrant)



Date: May 17, 1999                        /S/ R. RANDALL ONSTEAD, JR.
                                          -------------------------------------
                                          R. Randall Onstead, Jr.,
                                          Chairman and Chief Executive Officer



Date: May 17, 1999                        /S/ MICHAEL M. CALBERT
                                          -------------------------------------
                                          Michael M.Calbert,
                                          Senior Vice President and Chief
                                           Financial Officer