Form 10-K405
period 1999-06-26
RANDALLS FOOD MARKETS INC
filed 1999-09-10
CIK 1042564

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 26, 1999

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.     YES   X     NO
                                          --------   ------

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10K OR ANY AMENDMENT TO THIS FORM 10K [X].

THERE WERE 29,983,426 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.25 PER SHARE, OUTSTANDING AS OF THE CLOSE OF BUSINESS ON JULY 13, 1999.



                   DOCUMENTS INCORPORATED BY REFERENCE - NONE

==============================================================================

PART I

ITEM 1. BUSINESS

COMPANY HISTORY

         Randall's Food Markets, Inc. (the "Company") was founded by Robert
R. Onstead, R. C. Barclay, and Norman N. Frewin in Houston, Texas on July 4, 1966 with the purchase of two existing grocery stores. The Company continued to expand in the Houston area, operating 39 stores by 1989. In August 1992, having accumulated a portfolio of 45 stores in the Houston market, the Company acquired 100% of the stock of Cullum Companies, Inc. ("Cullum"), a food and drug retailer that operated 62 stores in Dallas and Austin under the TOM THUMB banner (the "Cullum Acquisition"). Cullum had operated in Dallas since 1948 and in Austin since 1972. In January 1994, the Company acquired 12 stores in Austin (three of which were closed immediately after the acquisition) and three stores in Houston from AppleTree Markets, Inc.

         In June 1997, the Company completed certain financings and related transactions whereby RFM Acquisition LLC ("RFM Acquisition"), a Delaware limited liability company formed at the direction of Kohlberg Kravis Roberts & Co., L.P. ("KKR"), invested $225.0 million in the Company as consideration for the Company's issuance to RFM Acquisition of 18,579,686 shares of common stock and a 25-year option to purchase 3,606,881 shares of common stock at $12.11 per share, subject to adjustments, including the related financings and related transactions (the "Recapitalization").

PROPOSED MERGER

         On July 22, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Safeway Inc. ("Safeway") and SI Merger Sub, Inc., a wholly-owned subsidiary of Safeway ("Merger Sub"), pursuant to which the Company will become a wholly owned subsidiary of Safeway (the "Merger") and each outstanding share of the Company's common stock ("Common Stock"), other than shares held by any dissenting shareholders, will be converted into the right to receive $25.05 per share in cash and a fraction of a share of common stock of Safeway equal to 0.3204, as adjusted pursuant to the Merger Agreement. Safeway has indicated that they intend to redeem the Company's 9-3/8% Series B Senior Subordinated Notes due 2007 (the "Notes"). The consummation of the transactions contemplated by the Merger Agreement is subject to certain conditions, including approval of the Company's stockholders and receipt of opinions of tax counsel. Financing is not a condition to complete the transaction.

         Pursuant to separate Voting Agreements, an affiliate of KKR, which owns approximately 62% of the outstanding common stock of the Company, and members of the Onstead family, who own approximately 21% of the outstanding common stock of the Company, have agreed, among other things, to vote in favor of the approval of the Merger Agreement.

         The Merger Agreement provides for payment to Safeway of a termination fee under certain circumstances, including if the Company's Board of Directors, in the exercise of its fiduciary responsibilities, withdraws or modifies in any adverse manner its recommendation to the stockholders of the Merger Agreement.

GENERAL

         The Company is the second largest supermarket operator in its principal markets, with 115 stores located in major Texas metropolitan areas including Houston (46 stores), Dallas/Fort Worth (57 stores), and Austin (12 stores) as of June 26, 1999. With over 30 years of operations in Houston and 50 years of operations in Dallas/Fort Worth, the Company has developed a loyal customer base and a portfolio of large, attractive stores in prime locations. The Company offers customers an expanded selection of high quality products, exceptional customer service and a variety of specialty departments. These strengths have enabled it to maintain a number two market share in Houston and Dallas and a number three market share in Austin. For the year ended June 26, 1999 ("Fiscal Year 1999"), the year ended June 27, 1998 ("Fiscal Year 1998") and the year ended June 28, 1997 ("Fiscal Year 1997"), the Company generated net sales of approximately $2.6 billion, $2.4 billion and $2.3 billion, respectively and EBITDA (earnings before net interest expense, taxes, depreciation, amortization, LIFO provision and extraordinary items) of $172.2 million, $124.2 million and $33.2 million, respectively. Net income for Fiscal Year 1999 and Fiscal Year 1998 was $42.2 million and $20.7, respectively. Net loss for Fiscal Year 1997 was $50.5 million. Total assets as of June 26, 1999, June 27, 1998 and June 28, 1997 were $1.0 billion, $883.7 million and $862.4 million, respectively.

         The Company operates combination food and pharmacy stores which appeal to a broad customer base by offering shoppers an extensive variety of products and services, including large produce and perishables departments, in-store bakeries, delicatessens, full-service meat and seafood departments, salad bars, banks, pharmacies, full-service floral departments, expanded cosmetic departments, video rental departments and film processing counters. The Company operates 67 traditional combination food and pharmacy stores under the RANDALLS banner in Houston and Austin and the TOM THUMB banner in Dallas/Fort Worth averaging approximately 49,300 square feet.

         The Company's NEW GENERATION and FLAGSHIP STORES are each variations of the Company's traditional combination food and pharmacy stores, offering an even wider selection of premium products and services:

                  NEW GENERATION STORES emphasize expanded perishable food departments and open product preparation in order to create a farmer's market atmosphere and highlight product freshness to customers. The Company's 28 New Generation Stores operate under the RANDALLS banner in Houston and Austin and the TOM THUMB banner in Dallas, and average approximately 63,800 square feet.

                  FLAGSHIP STORES target customers seeking an expanded array of premium services and a wider variety of top quality gourmet and specialty selections. Flagship Stores feature many higher margin specialty products and services, including in-store gourmet coffee bars and eating areas, expanded bakery departments, a wide range of freshly prepared foods (including made-to-order pizza, pastas and barbecued meats), home delivery and catering. The Company operates 12 Flagship Stores under the RANDALLS FLAGSHIP banner in Houston and Austin averaging approximately 54,600 square feet and two stores averaging approximately 42,200 square feet under the SIMON DAVID banner in Dallas.

         The Company also operates six conventional stores which offer a similar variety of food products and specialty departments as its traditional combination food and pharmacy stores, but do not include pharmacies. Conventional stores average approximately 23,200 square feet.

STORE DEVELOPMENT

         The Company believes that it will be able to capitalize on the continued growth in its markets by continuing its accelerated new store development and remodeling programs. The Recapitalization has provided the Company with increased financial flexibility, enabling it to undertake significant remodeling in the Houston area, new store construction and remodeling in Dallas/Fort Worth and selected store expansion and remodeling in the Austin market. In Fiscal Year 1999, the Company opened two stores (both of which were replacement stores) in Houston and six stores in Dallas (including two replacement stores), while closing six stores in Houston (two of which were replaced) and two stores in Dallas (both of which were replaced). In addition, the Company has closed 17 stores as part of a strategic review of its operations initiated in Fiscal Year 1997 and an additional three stores based on such a review during Fiscal Year 1999. The Company's plans to remodel existing stores and construct new stores are reviewed continually and are subject to change. The Company has been selective in acquiring store locations and attempts to take advantage of market research and its knowledge of Texas markets in evaluating opportunities. The Company's ability to expand and remodel existing stores and to open new stores is subject to many factors, including successful negotiation of new leases or amendments to existing leases, successful site acquisition and the availability of financing on acceptable terms, and may be limited by zoning, environmental and other governmental regulations.

         The following table sets forth additional information concerning the Company's stores for the indicated period:


                                                                FISCAL YEAR ENDED
                                                                -----------------
                                         JUNE 26,       JUNE 27,      JUNE 28,      JUNE 29,     JUNE 24,
                                          1999           1998          1997          1996         1995
                                          ----           ----          ----          ----         ----

         TOTAL STORES:
            Beginning of period .........  115            121          120           120          121
               Newly constructed ........    8              4            8             4            3
               Acquired .................    0              0            2             0            0
               Closed ...................   (8)           (10)          (9)           (4)          (4)
                                           ---            ---          ---           ---          ---
            End of period ...............  115            115          121           120          120
                                           ===            ===          ===           ===          ===
         MAJOR REMODELS(a) ..............   16             11            0             5            5
                                           ===            ===          ===           ===          ===

(a) Includes the completion of major remodels involving expenditures of at least $1.0 million per store.

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

HIGH QUALITY CONVENIENCE-ORIENTED SPECIALTY DEPARTMENTS AND SERVICES. Based on market and demographic data, management believes that supermarkets offering a broad array of products and time-saving services are perceived by customers as part of a solution to today's lifestyle demands. Accordingly, a principal component of the Company's merchandising strategy is to design stores which offer a "one-stop" shopping experience. In-store services such as bank branches, ATMs, dry-cleaning services and video rental departments are strategically placed near the front of the stores. Gourmet coffee bars, in-store bakeries and prepared foods sections are conveniently located near seating areas. Most stores are open 24 hours, with well-lit parking lots.

INCREASED EMPHASIS ON PREPARED FOODS AND HOME MEAL REPLACEMENT ITEMS. Many stores offer daily selections of pastas and dinner entrees, as well as made-to-order pizzas, rotisserie chickens, quiches, hot and cold sandwiches and salads. In Flagship and New Generation Stores, food is prepared in open areas to increase shoppers' confidence in product freshness. In Flagship Stores, selections extend to entrees prepared on the premises by the culinary staff and a sushi bar staffed by trained sushi chefs. In many stores, baked goods are made daily from scratch, including bagels, hot rolls, scones, brioche and specialty breads; and most Flagship Stores are staffed with a French pastry chef. The majority of the stores contain a full-service florist shop offering flowers and plants delivered daily, and most stores are staffed by master florists or designers. The majority of the stores also offer an extensive selection of wines and champagnes, including wines from well-known California and French vineyards as well as local vineyards.

         Most stores include a bank branch and/or ATM machines, one-hour photo processing, as well as a full-service pharmacy. Customer service centers in each store provide a wide array of services, including the purchase of lottery tickets, check cashing, payment of utility bills and car licenses.

PRIVATE LABEL PROGRAM

         The Company supplements its branded grocery offerings with a selection of private label goods, including grocery, general merchandise, floral, health and beauty products, dairy, meat, produce and delicatessen products. In comparison to national brands, private label goods provide comparable or better quality at lower prices to customers and higher gross margins to the Company. The Company uses private label products as negotiating leverage with branded suppliers to enhance margins on branded products as well. The Company currently offers a three-tiered private label program including PRESIDENT'S CHOICE premium private label products, its own REMARKABLE brand private label products and VALUE TIME private label products catering to value-conscious consumers. The Company procures Remarkable and Value Time products through Topco Associates, Inc., a national food buying cooperative owned by over 30 retail, wholesale and food service operators and offering over 7,000 private label branded goods. In addition, Daymon Associates, a leading sales and marketing company for private label brands, helps manage the Company's private label program. The Company is currently expanding its private label offerings across all tiers, with particular emphasis on increasing REMARKABLE label offerings.

         Based on the Company's merchandising strategy of providing a one-stop shopping destination for its customers, the Company opened its first self-service fueling station during Fiscal Year 1999. At June 26, 1999, the Company had ten fueling stations in operation, including seven in Houston and three in Dallas. The fueling stations provide competitive retail prices with an additional discount provided by using the frequent shopper card discussed in ADVERTISING AND MARKETING below.

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

         The Company's frequent shopper program has become the cornerstone of its marketing efforts since its inception in the fall of 1996. Currently, frequent shopper card-holders account for a majority of the Company's total sales and a significant percentage of the Company's total transactions. Data generated from frequent shopper card purchases enables the Company to track changing sales and demographic patterns and customer preferences. The Company uses such data to allocate advertising resources and shelf space accordingly and focus on targeted marketing activities (i.e., direct mailings) that are tailored to the needs of the consumer.

         Frequent shopper card-holders currently receive check-cashing privileges, debit card capability, electronic discounts on groceries, discounts on gasoline purchases and direct mailings from the Company. In addition, in conjunction with the Company's "Good Neighbor" program, frequent shopper card holders can select from one of over 7,600 participating not-for-profit organizations, and the Company will donate a fixed percentage of the holder's frequent shopper card purchases to that organization.

PURCHASING AND DISTRIBUTION

         During Fiscal Year 1999, approximately 45.2% of the Company's purchases were supplied through its own distribution network, approximately 32.3% were supplied directly from vendors and approximately 22.5% were supplied by a third party supplier, Fleming Companies, Inc. ("Fleming"). Fleming has been a long-term supplier of the Company and had a contract with the Company which was to expire in June 2001. However, the Company initiated an arbitration proceeding against Fleming on July 30, 1997 for breach of the supply agreement. On July 7, 1998, the arbitration panel found that Fleming did materially breach the supply agreement and the contract was terminated as of July 7, 1998. See the discussion under LEGAL PROCEEDINGS "FLEMING DISPUTE" for further information related to the Fleming arbitration.

         With the termination of the 1993 supply agreement with Fleming, the Company began moving towards its strategic objective of self-distribution through an enhancement of its distribution network. The Company currently operates two distribution centers (the Telge Road facility in Houston, Texas and the Alliance facility in Roanoke, Texas, near Dallas) which in the aggregate total approximately 1,622,000 square feet. During Fiscal Year 1999, the Company completed an approximately $35.0 million expansion of the Telge Road facility, increasing the square footage from approximately 150,000 square feet to approximately 646,000 square feet. Such expansion enabled the Company to complete the consolidation of its Rogerdale facility in Houston into the Telge Road facility and sell the Rogerdale facility. The Telge Road facility houses refrigerated perishable goods, frozen foods and dry grocery. It is located on 70 acres of Company-owned land, approximately 50 of which have been developed. The Company has transitioned the receipt and shipment of dry grocery inventory from the Fleming distribution center in Houston, Texas to the Telge Road facility.

         Additionally, as part of its move to self-distribution during Fiscal year 1999, the Company leased the Alliance facility and moved the operations of the Company's Inwood facility in Dallas into the Alliance Facility. The Company currently leases the Inwood Facility, which it owns, to a third party. The Alliance facility has approximately 1.2 million square feet, 976,000 of which the Company leases. The Alliance facility is a full-line distribution center with dry, perishable and frozen facilities. During Fiscal Year 1999, the Company spent approximately $13.0 million on fixtures and equipment for the Alliance facility. The Company has completed the transition to the Alliance Facility, including the receipt and shipment of dry grocery inventory previously purchased from the Fleming distribution center in Dallas, Texas. See the discussion under PROPERTIES "DISTRIBUTION FACILITIES" for additional information regarding these properties.

         The Company has also expanded the size of its fleet to maintain the distribution facilities' level of service to the stores in connection with its move to self-distribution.

         Each store submits orders to the distribution facilities through a centralized processing system, and merchandise is normally received by the store the next day. Merchandise is delivered from the distribution facilities through a leased fleet of 51 tractors, 72 refrigerated trailers and 57 dry trailers and another 6 refrigerated trailers and 2 dry trailers which the Company owns. The majority of the Company's stores in Houston and Dallas are located within a 70-mile radius of the distribution facilities.

         The transition to self-distribution is expected to increase the operational and purchasing efficiencies of the Company's distribution network and lower the Company's overall cost of sales, although no assurance can be given in this regard. To date, the Company has not experienced any disruption to its supply of product as a result of such transition. While the Company has distributed products to its stores for many years, the expansion and the move to self-distribution present multiple risks that could potentially have an adverse impact on the Company's financial results for a particular quarter or annual reporting period. Such risks include, but are not limited to, increased borrowings due to the build-up of excess inventory levels and lower sales, gross margin and net income due to the potential disruptions of product delivery and sourcing to the stores. Although there can be no assurance, management believes that the success of the transition to date and management's prior experience in distribution reduce such risks.

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

         The Company's principal competitors in Houston are The Kroger Co. ("Kroger"), Fiesta Mart Inc. and H.E. Butt Grocery Company ("H.E.B."), with market shares of approximately 28%, 11% and 10%, respectively. The Company's market share in Houston is approximately 20%. The Company's principal competitors in Dallas are Albertsons Inc. ("Albertsons"), Kroger and Minyard Food Stores ("Minyard"), with market shares of approximately 23%, 15% and 15%, respectively. The Company's market share in Dallas is approximately 20%. The Company's principal competitors in Fort Worth are Albertsons, Winn-Dixie Stores, Kroger and Minyard, with market shares of approximately 24%, 19%, 15% and 11%, respectively. The Company's market share in Fort Worth is approximately 11%. The Company's principal competitors in the Austin metropolitan area are H.E.B. and Albertsons, with market shares of approximately 56% and 15%, respectively. The Company's market share in Austin is approximately 14%.

WORKING CAPITAL

         At June 26, 1999, working capital was composed of $311.5 million of current assets and $313.3 million of current liabilities. Normal operating fluctuations in these balances can result in changes to cash flow from operations presented in the Consolidated Statements of Cash Flows that are not necessarily indicative of long-term operating trends. There are no unusual industry practices or requirements relating to working capital items.

EMPLOYEES AND LABOR RELATIONS

         The Company is one of the largest private employers in Texas. As of June 26, 1999, the Company employed 17,650 persons, of whom approximately 44% were full-time and approximately 56% were part-time employees. Of this number, 16,464 were employed in supermarkets, 692 were employed in the warehouse operations and 494 were employed in the Company's corporate offices. The Company currently employs an average of 141 employees in each store.


         EMPLOYEE TYPE:                                                    TOTAL

         Salaried .................................................         2,138
         Hourly:
            Full-time .............................................         5,653
            Part-time .............................................         9,859
                                                                           ------
         Total.....................................................        17,650
                                                                           ======

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

ENVIRONMENTAL MATTERS

         The Company is subject to federal, state and local laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposal or other releases of hazardous materials. Under various environmental laws and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property and may be held liable to a governmental entity or to third parties for damages and for investigation and clean-up costs incurred by such parties in connection with the contamination. The Company believes that it currently conducts its operations, and in the past has operated its business, in substantial compliance with applicable environmental laws and regulations. There can be no assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Company's properties will not be affected by tenants, by the condition of land or operations in the vicinity of such properties (such as the presence of underground storage tanks), or by third parties unrelated to the Company. From time to time, operations of the Company have resulted or may result in noncompliance with or liability for cleanup pursuant to environmental laws and regulations. The Company has determined that, among other things, underground storage tanks at truck fueling sites in Texas and Nebraska may have leaked fuel and other materials and resulted in soil contamination. At the Abilene, Texas site, based on soil and groundwater analysis to date and currently known facts, the Company estimates a range of future expenditures between $300,000 and $700,000, substantially all of which has been reserved. With respect to a second site, located in Dallas, Texas, the Company has paid remediation costs of approximately $300,000, and state regulatory authorities have advised the Company that no further corrective action is necessary. One other site, located in Garland, Texas, was sold to a party who accepted responsibility for corrective action pertaining to leaking underground storage tank site remediation. Under applicable environmental laws, the Company may remain liable for remediation of the Garland site. Remediation of the Nebraska site had been initiated but was suspended due to shortfalls in the Nebraska Fund dedicated to remediation of leaking underground storage tanks. Future remedial work at the Nebraska site (if any) may be borne by either the Company or the aforementioned fund. The Company believes that the remediation efforts described above, which represent the Company's material environmental matters, will not have a material adverse effect on its financial condition, results of operations or cash flow.

         The Company has not incurred material capital expenditures for environmental controls during the previous three fiscal years, nor does the Company anticipate incurring any such material expenditures to comply with environmental regulations during the fiscal year ending June 24, 2000.

GOVERNMENT REGULATION

         The Company is subject to regulation by a variety of governmental agencies, including, but not limited to, the U.S. Food and Drug
Administration, the U.S. Department of Agriculture, and other federal, state and local agencies. The Company's stores are also subject to local laws regarding the sale of alcoholic beverages.

ITEM 2. PROPERTIES

         The Company operates a total of 115 supermarkets, with 46 located in the Houston area, 57 in the Dallas/Fort Worth area and 12 in the Austin area. Three of the Company's stores are owned and 112 are leased (one of which is held through a joint venture interest).

         As a result of acquisitions, new store construction and remodelings, total square footage in the Company's stores has increased approximately 4% since 1994 from approximately 5,745,000 square feet to approximately 5,971,000 square feet in 1999 and average store size has increased from approximately 47,500 square feet to approximately 51,900 square feet over the same period. While most of its newer stores are larger and while the Company expects the average size of its stores to grow as stores are remodeled and new stores are opened, the Company intends to remain flexible as to the size of new, acquired and remodeled stores. Eighty-two of the Company's stores are larger than 50,000 square feet.

         The Company's real estate holdings consist of 139 leasehold interests (the "Leased Properties") and 34 owned properties (the "Fee Properties"). The Company also owns interests in four properties through joint ventures (the "Joint Venture Properties"). The Company's ownership interests in the Joint Venture Properties range from 50.0% to 83.3%. As of June 26, 1999, the book value of the Company's investments in the four Joint Venture Properties is $3.1 million. As of June 26, 1999, the Joint Venture Properties had approximately $2.8 million of indebtedness, all of which is nonrecourse to the Company. The Company shares in the profits and losses on the Joint Venture Properties on a pro rata basis with the other joint venture owners. See Note 6 to the Consolidated Financial Statements.

LEASED PROPERTIES

         The Company leases 139 properties under standard commercial leases which generally obligate the Company to pay its proportionate share of real estate taxes, common area maintenance charges and insurance costs. In addition, such leases generally provide for a percentage of sales rent when sales from the store exceed a certain dollar amount. Generally these leases have 20-year terms, with four five-year renewal options. The Company owns a majority of the fixtures and equipment in each leased location and has made various leasehold improvements to the store sites. Company stores are located on 112 of the 139 Leased Properties and, of the remaining 27 leases, eight leases are for closed stores, two leases are for warehouse space, and 17 have been assigned or subleased to unaffiliated third parties, generally in connection with store closings.

FEE PROPERTIES

         The Company owns the 34 Fee Properties through Randall's Properties, Inc., a wholly-owned subsidiary. The Fee Properties consist of the Company's headquarters in Houston (comprised of two sites), the Telge Road facility (see "Distribution Facilities"), the Inwood facility which the Company leases to a third party, one shopping center which is not occupied by a Company store, three free-standing supermarkets, one store leased to an unaffiliated party, one closed store, 20 undeveloped properties and four properties currently under construction.

JOINT VENTURE PROPERTIES

         The four Joint Venture Properties are comprised of one shopping center which contains a Company store and three parcels of undeveloped land. The joint ventures relating to the Joint Venture Properties were originally formed in order to acquire land, develop shopping centers and lease the land. The Company currently does not intend to enter into any additional joint venture or similar arrangements in the future.

DISTRIBUTION FACILITIES

         The Company currently operates one distribution facility in Houston and one in Dallas, which in the aggregate total approximately 1,622,000 square feet. The Telge Road facility in Houston consists of 398,000 square feet of dry grocery space, 109,640 square feet of refrigerated space to store perishable goods, 92,800 square feet of freezer space to store frozen foods, 25,200 square feet of garage and salvage space and 20,000 square feet of office space, and is located on approximately 70 acres of Company-owned land, 50 of which have been developed. The Alliance facility has approximately 1.2 million square feet, 976,000 of which the Company leases. The Alliance facility is a full-line distribution center with dry, perishable and frozen facilities. It consists of 678,624 square feet of non food and dry grocery space, 117,504 square feet of freezer space to store frozen foods, 116,101 square feet of refrigerated space to store perishable goods, 51,443 square feet of garage and salvage space and 12,800 square feet of office space. During Fiscal Year 1999, the Company spent approximately $13.0 million on fixtures and equipment for the Alliance facility. See ITEM 1.
BUSINESS--PURCHASING AND DISTRIBUTION for a more complete discussion related to the expansion of the distribution facilities.

ITEM 3.  LEGAL PROCEEDINGS

         MSP LITIGATION

         Following the Company's acquisition of Cullum Companies, Inc. in August 1992, the Company terminated the Cullum's Management Security Plan for Cullum Companies, Inc. ("the MSP"). In respect of such termination, the Company paid MSP participants the greater of (i) the amount of such participant's deferral or (ii) the net present value of the participant's accrued benefit, based upon the participant's current salary, age and years of service. Thirty-five of the former MSP participants have instituted a claim against the Company on behalf of all persons who were participants in the MSP on its date of termination (which is alleged by plaintiffs to be approximately 250 persons). On June 16, 1998, the Court certified the case as a class action for the limited issue of determining if the MSP was an exempt "top hat plan" (a plan which is unfunded and maintained by an employer primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees). The Court defined the class as all persons who, on the date of the termination of the MSP, were participants in the MSP and were employed by Randall's Food Markets, Inc. The trial of the limited class action issue was conducted before the Court, sitting without a jury, on October 26, 1998. On February 18, 1999, the Court ruled on the limited class action issue finding that the MSP was not an exempt top hat plan. On April 8, 1999, the plaintiffs filed a new Motion for Class Certification, seeking class action treatment on all remaining issues. In addition, the plaintiffs have provided to the Company schedules indicating that they may claim damages on behalf of the class ranging from $65.1 million to $67.7 million, prejudgement interest ranging from $28.1 million to $29.3 million and attorneys' fees. In addition, they have calculated that if their damages in these amounts had been invested to earn a rate of return achieved by the Standards & Poors 500 Index since December 31, 1992, they would be entitled to an additional amount of approximately $100 million. On July 13, 1999, the Court announced its decision to certify the same class for the purpose of trying all remaining issues in the case, principally damages. The Court ordered that no class member would be permitted to opt out and directed plaintiffs' counsel to mail written notice of the pendency of the case to all class members within 30 days. On July 14, 1999, the Court issued a scheduling order setting the case for trial on November 22, 1999. Based upon current facts, the Company is unable to estimate any meaningful range of possible loss that could result from an unfavorable outcome of the MSP litigation. It is possible that the Company's results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially affected by an ultimate unfavorable outcome of the MSP litigation.

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

         The Company and Jade filed motions with the trial court judge to disregard the jury's verdict. On November 19, 1998, the trial court judge overturned the jury's verdict, entered judgement in favor of the Company and Jade, ordered that the plaintiffs recover nothing and ordered that the plaintiffs pay the Company and Jade all of their court costs. On December 18, 1998, the plaintiffs filed a motion for a new trial. On February 2, 1999, the trial court judge denied such motion by operation of law. On February 16, 1999, the plaintiffs filed their notice of appeal with the court. The plaintiffs filed their brief with the Court of Appeals on July 5, 1999. The Company's brief is due at least ten days prior to oral argument, which is not expected to occur before October 1999. Although the outcome of this matter cannot be predicted with certainty, management believes an unfavorable outcome will not have a material adverse effect on the Company, its operations, its financial condition or its cash flows.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 26, 1999.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         None.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected historical consolidated condensed financial and other data for the Company. The historical consolidated financial statements of the Company for 52 weeks ended June 26, 1999 ("Fiscal Year 1999"), 52 weeks ended June 27, 1998 ("Fiscal Year 1998") and 52 weeks ended June 28, 1997 ("Fiscal Year 1997") have been audited by Deloitte & Touche LLP and the historical consolidated financial statements for 53 weeks ended June 29, 1996 ("Fiscal Year 1996") and 52 weeks ended June 24, 1995 ("Fiscal Year 1995") have been audited by Arthur Andersen LLP. The historical consolidated financial data as of June 26, 1999 and June 27, 1998 and for the Fiscal Year 1999, Fiscal Year 1998 and Fiscal Year 1997 have been derived from, and should be read in conjunction with, the audited consolidated financial statements of the Company and notes thereto included elsewhere in this Form 10-K.

       SELECTED HISTORICAL CONSOLIDATED CONDENSED FINANCIAL AND OTHER DATA


                                                                         FISCAL YEAR ENDED
                                              -----------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                        JUNE 26, 1999    JUNE 27, 1998      JUNE 28, 1997    JUNE 29, 1996    JUNE 24, 1995
                                              -------------    -------------      -------------    -------------    -------------
                                                (52 WEEKS)      (52 WEEKS)         (52 WEEKS)        (53 WEEKS)       (52 WEEKS)

OPERATING DATA:
Net sales ................................... $   2,585,089    $   2,419,023      $   2,344,983    $   2,368,645    $   2,328,247
Cost of sales (1) ...........................     1,861,810        1,755,203          1,711,832        1,739,832        1,728,698
                                              -------------    -------------      -------------    -------------    -------------

   Gross profit .............................       723,279          663,820            633,151          628,813          599,549
Selling, general and administrative
   expenses .................................       553,593          541,497            559,578          506,049          501,634
Depreciation and amortization ...............        61,734           50,908             48,875           45,814           47,447
Interest expense, net(2) ....................        34,446           32,949             36,828           38,981           43,411
Litigation charge(3) ........................           ---              ---              9,500            1,000              ---
Severance/benefits charge(4) ................           ---              ---              4,512              ---              ---
Estimated store closing costs(1) ............           ---              ---             29,790            1,215              ---
                                              -------------    -------------      -------------    -------------    -------------
   Income (loss) before income taxes and
      extraordinary item ....................        73,506           38,466            (55,932)          35,754            7,057
(Provision) benefit for income taxes ........       (31,266)         (17,730)            15,215          (16,316)          (7,020)
                                              -------------    -------------      -------------    -------------    -------------

   Income (loss) before extraordinary
      item ..................................        42,240           20,736            (40,717)          19,438               37
Loss on early extinguishment of debt(5) .....           ---              ---             (9,798)             ---              ---
                                              -------------    -------------      -------------    -------------    -------------

   Net income (loss) ........................ $      42,240    $      20,736      $     (50,515)   $      19,438    $          37
                                              =============    =============      =============    =============    =============
Ratio of earnings to fixed charges(6) .......         2.38x            1.77x                ---            1.67x            1.13x

OTHER DATA:
EBITDA(7)(8) ................................ $     172,226    $     124,224      $      33,205    $     122,641    $      98,982
Stores open at end of year(9) ...............           115              115                121              120              120

BALANCE SHEET DATA (END OF PERIOD):
Working capital (deficit) ................... $      (1,818)   $     (12,315)     $      11,429    $      29,895    $      30,186
Total assets ................................     1,012,631          883,747            862,374          823,265          816,790
Total long-term debt and capital lease
   obligations ..............................       389,657          342,506            362,148          437,982          463,944
Redeemable preferred stock ..................           ---              ---                ---           12,438            7,728
Redeemable common stock .....................         6,988            5,155              5,002           18,607           11,021
Stockholders' equity ........................       271,184          231,290            213,361          136,650          134,753

CASH FLOW DATA:
Cash flows from operating activities ........ $      87,768    $     110,600      $      28,698    $      63,846    $      53,508
Cash flows from investing activities ........      (148,501)         (87,194)           (50,006)         (33,782)            (108)
Cash flows from financing activities ........        52,101          (10,278)            12,737          (31,229)         (54,331)


 See Notes to Selected Historical Consolidated Condensed Financial and Other Data

  NOTES TO SELECTED HISTORICAL CONSOLIDATED CONDENSED FINANCIAL AND OTHER DATA

(1) Cost of sales for Fiscal Year 1997 includes inventory losses of approximately $3.0 million recorded in connection with the Company's plan to close, replace or sell certain stores, two of which were closed during Fiscal Year 1997 and 15 of which were closed during Fiscal Year 1998 and Fiscal Year 1999. Estimated store closing costs in Fiscal Year 1997 represents an additional charge recorded in connection with such planned closures.

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

(7) "EBITDA" represents earnings before net interest expense, income taxes, depreciation, amortization, extraordinary items and LIFO provisions. The LIFO provision for Fiscal Year 1999, Fiscal Year 1998, Fiscal Year 1997, Fiscal Year 1996 and Fiscal Year 1995 was approximately $2.5 million, $1.9 million, $3.4 million, $2.1 million and $1.1 million, respectively. EBITDA is not intended to represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income, as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. EBITDA is included in this report as it is a basis upon which the Company assesses its financial performance, and certain covenants in the Company's borrowing arrangements are tied to similar measures. EBITDA should not be used as a measure of performance between companies as computations differ among companies.

(8) Included in EBITDA for Fiscal Year 1997 are approximately $63.4 million of charges to record an inventory charge, a year-end closed store accrual (see note (1)), the settlement of the ESOP litigation (see note (3)), costs associated with implementation of the Company's frequent shopper program, a severance accrual (see note
         (4)), compensation expense related to the issuance of shares of restricted common stock to certain employees, accruals for transaction costs related to the Recapitalization, sales taxes, payroll taxes, legal expenses, rent and other payables. See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(9) The following sets forth additional information concerning changes in the Company's store base:


                                                        FISCAL YEAR ENDED
                                                        -----------------
                                   JUNE 26,        JUNE 27,      JUNE 28,      JUNE 29,     JUNE 24,
                                     1999           1998          1997          1996         1995
                                     ----           ----          ----          ----         ----

TOTAL STORES:
   Beginning of year ......            115           121           120          120           121
      Newly constructed ...              8             4             8            4             3
      Acquired.............              0             0             2            0             0
      Closed...............             (8)          (10)           (9)          (4)           (4)
                                       ---           ---           ---          ---           ---
   End of year ............            115           115           121          120           120
                                       ===           ===           ===          ===           ===

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

         On July 22, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Safeway Inc. ("Safeway") and SI Merger Sub, Inc., a wholly-owned subsidiary of Safeway ("Merger Sub"), pursuant to which the Company will become a wholly owned subsidiary of Safeway (the "Merger") and each outstanding share of the Company's common stock ("Common Stock"), other than shares held by any dissenting shareholders, will be converted into the right to receive $25.05 per share in cash and a fraction of a share of common stock of Safeway equal to 0.3204, as adjusted pursuant to the Merger Agreement. Safeway has indicated that they intend to redeem the Notes. The consummation of the transactions contemplated by the Merger Agreement is subject to certain conditions, including approval of the Company's stockholders and receipt of opinions of tax counsel. Financing is not a condition to complete the transaction.

         Pursuant to separate Voting Agreements, an affiliate of KKR, which owns approximately 62% of the outstanding common stock of the Company, and members of the Onstead family, who own approximately 21% of the outstanding common stock of the Company, have agreed, among other things, to vote in favor of the approval of the Merger Agreement.

        The Merger Agreement provides for payment to Safeway of a termination fee under certain circumstances, including if the Company's Board of Directors, in the exercise of its fiduciary responsibilities, withdraws or modifies in any adverse manner its recommendation to the stockholders of the Merger Agreement.

      The following discussion and analysis of the results of operations of the Company covers certain periods before completion of the Recapitalization and the related transactions. Accordingly, the discussion and analysis of such periods do not reflect the significant impact that the Recapitalization and the related transactions have had and will continue to have on the Company. However, since the Recapitalization occurred prior to the close of Fiscal Year 1997, the balance sheet of the Company as of June 28, 1997, and hence the discussion of liquidity and capital resources, reflects the impact of the Recapitalization. See the discussion below under LIQUIDITY AND CAPITAL RESOURCES for further discussion relating to the impact that the Recapitalization had and may in the future have on the Company.

         During Fiscal Year 1997, the Company recorded a charge of approximately $32.8 million which includes $3.7 million relating to stores that were closed or sold in Fiscal Year 1997 and $29.1 million related to 20 stores the Company planned to close, replace or sell. Approximately $29.8 million of such Fiscal Year 1997 charge is reflected as estimated store closing costs, and approximately $3.0 million is included in cost of sales. To date, the Company closed or sold 18 such stores. During Fiscal Year 1999, the Company decided not to close the two remaining stores and accordingly, reversed the portion of the reserve related to these two stores. See the "SELLING, GENERAL AND ADMINISTRATIVE EXPENSES" discussion in the COMPARISON OF FISCAL YEAR 1999 AND FISCAL YEAR 1998 section below. The Company continually reviews its portfolio of stores and may decide to close, replace or sell additional stores in the future.

         Presented below is a table showing the percentage of net sales represented by certain items in the Company's condensed consolidated statements of income (dollars in thousands):


                                                           FISCAL YEAR ENDED         FISCAL YEAR ENDED        FISCAL YEAR ENDED
                                                              JUNE 26, 1999            JUNE 27, 1998            JUNE 28, 1997
                                                         ----------------------    --------------------     ---------------------

Net sales .............................................  $ 2,585,089     100.0%    $ 2,419,023   100.0%     $ 2,344,983    100.0%
Cost of sales .........................................    1,861,810      72.0       1,755,203    72.6        1,711,832     73.0
                                                         -----------     ------    -----------   ------     -----------    ------

   Gross profit .......................................      723,279      28.0         663,820    27.4          633,151     27.0
Selling, general and administrative expenses ..........      553,593      21.4         541,497    22.4          559,578     23.9
Depreciation and amortization .........................       61,734       2.4          50,908     2.1           48,875      2.1
Interest expense, net .................................       34,446       1.3          32,949     1.4           36,828      1.6
Litigation charge .....................................           --       0.0              --     0.0            9,500      0.4
Severance/benefits charge .............................           --       0.0              --     0.0            4,512      0.2
Estimated store closing costs .........................           --       0.0              --     0.0           29,790      1.3
                                                         -----------     ------    -----------   ------     -----------    ------
Income (loss) before income taxes and extraordinary
   item ...............................................       73,506       2.8          38,466     1.6          (55,932)    (2.4)
(Provision) benefit for income taxes ..................      (31,266)      1.2         (17,730)   (0.7)          15,215      0.6
Loss on early extinguishment of debt ..................           --       0.0              --     0.0           (9,798)     0.4
                                                         -----------     ------    -----------   ------     -----------    ------
Net income (loss) .....................................  $    42,240       1.6%    $    20,736     0.9%     $   (50,515)    (2.2)%
                                                         ===========     ======    ===========   ======     ===========    ======
EBITDA ................................................  $   172,226       6.7%    $   124,224     5.1%     $    33,205      1.4%
                                                         ===========     ======    ===========   ======     ===========    ======


COMPARISON OF FISCAL YEAR 1999 AND FISCAL YEAR 1998

NET SALES

      Net sales for Fiscal Year 1999 increased by approximately $166.1 million (6.9%) compared to Fiscal Year 1998. Such increase is partially attributable to additional sales of approximately $70.2 million generated from the opening of four new stores (excluding four replacement stores) during Fiscal Year 1999 and the operation during such period of two stores (excluding two replacement stores) opened during the Fiscal Year 1998 which were not in operation during the entire Fiscal Year 1998. In addition, the Company experienced an increase in same-store sales of approximately $153.6 million in Fiscal Year 1999 as compared to Fiscal Year 1998. These increases were offset by a decline of approximately $57.7 million primarily resulting from the closure of four stores (excluding four replacement stores) during Fiscal Year 1999, eight stores (excluding two replacement stores) in Fiscal Year 1998 which were operating during part of Fiscal Year 1998 and three temporarily closed stores in Fiscal Year 1999. Same-store sales during Fiscal Year 1999 increased approximately 6.6% compared to an increase of approximately 3.9% during Fiscal Year 1998. Such improvements are due primarily to the store remodeling and expansion program, the contribution of replacement stores, the success of merchandising, marketing and customer service initiatives and favorable economic conditions. Identical-store sales increased approximately 3.8% during Fiscal Year 1999 compared to an increase of approximately 3.0% during Fiscal Year 1998. The Company anticipates that the rate of improvement in same-store sales and identical-store sales will decline in future periods as such sales are compared to stronger sales of the previous year.

GROSS PROFIT

        Gross profit for Fiscal Year 1999 increased by approximately $59.5 million (9.0%) compared to Fiscal Year 1998. The dollar increase in gross profit is primarily attributable to the increased sales volume and more effective promotional efforts during the Fiscal Year 1999. Gross profit as a percentage of net sales increased to approximately 28.0% for Fiscal Year 1999 from approximately 27.4% for Fiscal Year 1998. Such increase is primarily due to more effective promotional efforts and higher gross margins at new and replacement stores. Such higher gross margins at new and replacement stores are due primarily to the more expansive specialty departments and the broader range of products and services offered by such stores.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses increased approximately $12.1 million (2.2%) during Fiscal Year 1999 compared to Fiscal Year 1998. Selling, general and administrative expenses as a percentage of net sales decreased to approximately 21.4% for Fiscal Year 1999 from approximately 22.4% for Fiscal Year 1998. Such decrease, as a percentage of net sales, was due primarily to the Company's focus on expense management and the increase in net sales. Selling, general and administrative expenses for Fiscal Year 1999 were also reduced by approximately $4.3 million due to the reversal of a portion of a reserve that was recorded in Fiscal Year 1997 for planned store closures. This reversal relates to two stores that the Company decided not to close which were part of the Fiscal Year 1997 reserve. These decreases in selling, general and administrative expenses were offset to some degree by a charge of approximately $3.0 million relating to three stores, not included in the Fiscal Year 1997 reserve, that the Company decided to close or replace during Fiscal Year 1999. Two of these three stores were closed as of June 26, 1999 and the remaining store was closed and replaced shortly thereafter. The aggregate revenue and operating loss for Fiscal Year 1999 from two of these three stores that the Company does not plan to replace were approximately $20.5 million and $2.6 million, respectively. At June 26, 1999, the aggregate carrying value, net of the closed store reserve, of the fixed assets of these three stores was approximately $3.8 million, or less than 0.4% of the Company's total assets.

EBITDA (EARNINGS BEFORE NET INTEREST EXPENSE, INCOME TAXES, DEPRECIATION, AMORTIZATION, LIFO PROVISION AND EXTRAORDINARY ITEMS) AND OPERATING INCOME

         EBITDA for Fiscal Year 1999 increased by approximately $48.0 million (38.6%) compared to Fiscal Year 1998. EBITDA as a percentage of net sales increased to approximately 6.7% for Fiscal Year 1999 from approximately 5.1% for Fiscal Year 1998. EBITDA for Fiscal Year 1999 and Fiscal Year 1998 is defined to exclude LIFO provisions of approximately $2.5 million and $1.9 million, respectively. Operating income for Fiscal Year 1999 increased by approximately $36.5 million (51.2%) compared to Fiscal Year 1998. Such increases are primarily attributable to the growth in sales, increases in gross profit and reduction in the rate of selling, general and administrative expenses described above.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense for Fiscal Year 1999 increased by approximately $10.8 million (21.3%). Such increase is primarily due to new store openings, the remodeling of certain existing stores and the expansion of the Company's distribution network in connection with the Company's capital expenditure program that began in Fiscal Year 1998. This trend is expected to continue as the Company continues its capital expenditure program. See LIQUIDITY AND CAPITAL RESOURCES.

INTEREST EXPENSE, NET

         Net interest expense for Fiscal Year 1999 increased by approximately $1.5 million (4.5%) compared to Fiscal Year 1998, due primarily to the utilization of the Company's revolving credit facility under its bank credit agreement. See LIQUIDITY AND CAPITAL RESOURCES.

(PROVISION) BENEFIT FOR INCOME TAXES

         The provision for income taxes for Fiscal Year 1999 was approximately $31.3 million compared to approximately $17.7 million for Fiscal Year 1998. Such increase is primarily due to the Company's increased pre-tax income.

NET INCOME

         Net income for Fiscal Year 1999 increased approximately $21.5 million (103.7%) compared to Fiscal Year 1998 due primarily to the combined impact of the factors discussed above.

COMPARISON OF FISCAL YEAR 1998 AND FISCAL YEAR 1997

NET SALES

         Net sales for Fiscal Year 1998 increased by approximately $74.1 million (3.2%) compared to Fiscal Year 1997. Such increase is partially attributable to additional sales of approximately $81.4 million generated from the opening of two new stores (excluding two replacement stores) during Fiscal Year 1998 and the operation during such period of six stores (excluding four replacement stores) opened during the Fiscal Year 1997 which were not in operation during the entire Fiscal Year 1997. In addition, the Company experienced an increase in same-store sales of approximately $87.5 million in Fiscal Year 1998 as compared to Fiscal Year 1997. These increases were offset by a decline of approximately $95.4 million primarily resulting from the closure of eight stores (excluding two replacement stores) during Fiscal Year 1998 and five stores (excluding four replacement stores) in Fiscal Year 1997 which were operating during part of Fiscal Year 1997. Same-store sales during Fiscal Year 1998 increased approximately 3.9% compared to a decrease of approximately 1.3% during Fiscal Year 1997. Such improvement has resulted primarily from increased sales at newly remodeled stores, the contribution of four replacement stores, the success of other merchandising, marketing and promotional initiatives and favorable economic conditions.

GROSS PROFIT

         Gross profit for Fiscal Year 1998 increased by approximately $30.7 million (4.8%) compared to Fiscal Year 1997. The dollar increase in gross profit is primarily attributable to the increased sales volume and more effective promotional efforts during the Fiscal Year 1998. Gross profit as a percentage of net sales increased to approximately 27.4% for Fiscal Year 1998 from approximately 27.0% for Fiscal Year 1997. Such increases are primarily due to more effective promotional efforts and higher gross margins at new and replacement stores. Such higher gross margins at new and replacement stores are due primarily to the more expansive specialty departments and the broader range of products and services offered by such stores.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses decreased approximately $18.1 million (3.2%) during Fiscal Year 1998 compared to Fiscal Year 1997. Selling, general and administrative expenses as a percentage of net sales decreased to approximately 22.4% for Fiscal Year 1998 from approximately 23.9% for Fiscal Year 1997. Such decrease is due primarily to the Company's expense management efforts and approximately $19.3 million of other charges incurred in Fiscal Year 1997, including recognition of compensation expense in connection with the issuance of restricted common stock to certain of its employees, charges to record accruals for sales taxes, payroll taxes, legal expenses, rent and other payables, an inventory charge, costs associated with the implementation of the frequent shopper program and transaction costs related to the Recapitalization.

EBITDA (EARNINGS BEFORE NET INTEREST EXPENSE, TAXES, DEPRECIATION, AMORTIZATION, LIFO PROVISION AND EXTRAORDINARY ITEMS) AND OPERATING INCOME (LOSS)

         EBITDA for Fiscal Year 1998 increased by approximately $91.0 million (274.1%) compared to Fiscal Year 1997. EBITDA as a percentage of net sales increased to approximately 5.1% for Fiscal Year 1998 from approximately 1.4% for Fiscal Year 1997. EBITDA for Fiscal Year 1998 and Fiscal Year 1997 is defined to exclude LIFO provisions of approximately $1.9 million and $3.4 million, respectively, and $9.8 million of loss on early extinguishment of debt in Fiscal Year 1997. Operating income for Fiscal Year 1998 increased by approximately $90.5 million (473.8%) compared to Fiscal Year 1997. Such increases are primarily attributable to the increases in gross profit, approximately $19.3 million of selling, general and administrative expenses described above incurred in Fiscal Year 1997 which did not recur in Fiscal Year 1998, and approximately $44.1 million of additional other charges incurred in Fiscal Year 1997 which did not recur in Fiscal Year 1998. Such additional other charges included a year end closed store charge of approximately $30.1 million (of which, approximately $29.1 million related to stores the Company planned to close subsequent to Fiscal Year 1997 and approximately $1.0 million related to stores closed previously), settlement of litigation for approximately $9.5 million and a severance charge of approximately $4.5 million.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense for Fiscal Year 1998 increased by approximately $2.0 million (4.2%). Such increase is primarily due to new store openings and the remodeling of certain existing stores in Fiscal Year 1997 and 1998.

INTEREST EXPENSE, NET

         Net interest expense for Fiscal Year 1998 declined by approximately $3.9 million (10.5%) compared to Fiscal Year 1997, due primarily to a net reduction of debt. See LIQUIDITY AND CAPITAL RESOURCES.

(PROVISION) BENEFIT FOR INCOME TAXES

         The provision for income taxes for Fiscal Year 1998 was approximately $17.7 million compared to a benefit of approximately $15.2 million for Fiscal Year 1997. Such increase is primarily due to the Company's increased pre-tax income.

NET INCOME (LOSS)

         Net income for Fiscal Year 1998 increased approximately $71.3 million (141.0%) compared to Fiscal Year 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is a holding company, and as a result, its operating cash flow and its ability to service its indebtedness, including the Company's $150.0 million aggregate principal amount outstanding of the Notes, are dependent upon the operating cash flow of its subsidiaries and the payment of funds by such subsidiaries to the Company in the form of loans, dividends or otherwise.

         The Company's principal sources of liquidity are expected to be cash flow from operations, borrowings under the $225.0 million revolving credit facility ("Revolver") available under the Company's current bank credit agreement and proceeds from lease financing arrangements. As of June 26, 1999, the Company had approximately $167.7 million available (net of approximately $0.3 million of outstanding letters of credit) to be borrowed under the Revolver. Subject to the completion of the Merger, management anticipates that the Company's principal uses of liquidity will be to provide working capital, meet debt service requirements and finance the Company's expansion and remodeling plans. Subject to the completion of the Merger, management believes that cash flows generated from operations, borrowings under the Revolver and lease financing will adequately provide for its working capital and debt service needs and will be sufficient to fund the Company's expected capital expenditures.

      On the date the Merger becomes effective ("Merger Effective Date"), certain covenants in the Notes indenture and the bank credit agreement prohibiting mergers and similar transactions may be violated and, upon the passage of thirty days after notice of such violation is received, the Notes and obligations under the bank credit agreement would be in default; although, the Company has been advised by Safeway that it is the intention of Safeway to call the Notes for redemption and to immediately refinance the obligations under the bank credit agreement with other pre-existing credit arrangements on the Merger Effective Date.

         During Fiscal Year 1999, Fiscal Year 1998, and Fiscal Year 1997, operating activities generated cash of $87.8 million, $110.6 million and $28.7 million, respectively. Net cash provided by operations during Fiscal Year 1999 resulted primarily from net income during the period (adjusted for the non-cash impact of depreciation and amortization) and increases in accounts payable and accrued expenses, offset to some extent by increases in merchandise inventories and accounts receivable. Net cash provided by operations during Fiscal Year 1998 resulted primarily from net income (adjusted for the non-cash impact of depreciation and amortization), the collection of a $10.0 million federal income tax receivable, and increases in accounts payable and accrued expenses, offset to some extent by increases in accounts receivable and merchandise inventories. During Fiscal Year 1999, Fiscal Year 1998 and Fiscal Year 1997, net cash provided by (used in) financing activities were $52.1 million, ($10.3 million) and $12.7 million, respectively. During Fiscal Year 1999, the net cash provided by financing activities resulted primarily from borrowings under the revolver of approximately $280.0 million offset to some extent by repayments of debt of approximately $224.3 million, a reduction in capital lease obligations of approximately $3.7 million and the redemption of the Company's common stock of approximately $2.1 million. During Fiscal Year 1998, the use of cash in financing activities reflects the redemption of the Company's common stock of approximately $4.1 million, a reduction in capital lease obligations of approximately $3.8 million and repayments of debt of approximately $3.3 million. Net (repayments) borrowings of revolving loans under the Company's credit facilities were ($3.0) million and $17.0 million during Fiscal Year 1998 and Fiscal Year 1997, respectively.

         Net cash used in investing activities during Fiscal Year 1999 was $148.5 million, consisting primarily of capital expenditures of approximately $226.5 million, which were partially offset by proceeds from the sale of assets in the amount of approximately $77.7 million. Capital expenditures primarily include expenditures related to construction of new stores, purchase of real estate, remodeling of existing stores, ongoing store expenditures for equipment and capitalized maintenance, as well as expenditures relating to warehousing and distribution equipment, software development and computer equipment. To finance store development, the Company has traditionally purchased real estate and constructed stores from operating cash flows and from the proceeds of its revolving credit facility and then entered into sale and leaseback transactions, the proceeds of which were applied to reduce debt incurred to construct the stores. During Fiscal Year 1998 and Fiscal Year 1997, capital expenditures were approximately $113.0 million and $106.0 million, respectively. Proceeds from asset sales were approximately $25.2 million during Fiscal Year 1998 compared to $55.4 million during Fiscal Year 1997.

         During Fiscal Year 1998, the Company embarked upon a program to accelerate its store development and remodeling and to optimize its distribution system. This program has resulted in a level of capital expenditures significantly in excess of historical levels prior to the Recapitalization. Subject to completion of the Merger, the Company currently estimates that its capital expenditures for Fiscal Year 2000 will be approximately $192.0 million, including approximately $51.0 million for store remodeling, approximately $103.0 million for land purchases and construction of new stores, approximately $10.0 million for construction of fueling stations, approximately $16.0 million for computer hardware and software related expenditures and approximately $12.0 million for maintenance related capital expenditures. Subject to completion of the Merger, the Company anticipates funding its future capital expenditures and expansion program with cash flow from operations, borrowings under the Revolver and proceeds from lease financing arrangements, including a five-year, $50.0 million synthetic lease arrangement that the Company entered into on September 10, 1998.

         During Fiscal Year 1998, the Company commenced expansion of its distribution network in a strategic shift toward self-distribution. The transition to self-distribution is expected to increase the operational and purchasing efficiencies of the Company's distribution network and lower the Company's overall cost of sales, although no assurance can be given in this regard. The Company has completed the transition to its Alliance facility including the receipt and shipment of dry grocery inventory previously purchased from The Fleming Companies, Inc. ("Fleming") distribution center in Dallas, Texas. The Company has also completed the expansion of the Telge Road facility in Houston, Texas and has transitioned the receipt and shipment of dry grocery inventory from the Fleming distribution center in Houston, Texas to the Telge Road facility. To date, the Company has not experienced any disruption to its supply of product as a result of such transition. While the Company has distributed products to its stores for many years, the expansion and move to self-distribution present multiple risks that could potentially have an adverse impact on the Company's financial results for a particular quarter or annual reporting period. Such risks include, but are not limited to, increased borrowings due to the build-up of excess inventory levels and lower sales, gross margin and net income due to the potential disruptions of product delivery and sourcing to the stores. Although there can be no assurance, management believes that its extensive planning process, success of the transition to date and management's experience in distribution reduce such risks.

NEW ACCOUNTING STANDARDS

REPORTING ON THE COSTS OF START-UP ACTIVITIES

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

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In June 1998, the FASB issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at its fair value. Depending on the intended use of the derivative, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income. The Company has not quantified the impact of adoption on its financial statements. The Company is required to adopt SFAS No. 133 in its fiscal year ending June 30, 2001. Retroactive application to periods prior to adoption is not allowed.

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

         In February 1997, the Company began a project, under the direction of the Company's Chief Information Officer, to address the year 2000 issue. The Company is utilizing both internal and external resources to identify, upgrade and test the Company's hardware, software, systems and processes ("IT systems") for year 2000 compliance. In July 1997, the Company completed the identification phase of its project with a comprehensive inventory and impact assessment of its IT systems. Such phase identified various IT systems requiring upgrades in order to be year 2000 compliant. To complete the upgrade and testing phases, the Company developed the Y2K Migration Plan (the "Y2K Plan"). Year 2000 upgrades have been prioritized to complete all critical systems in the early phases of the Y2K Plan. Presently, approximately 95% of the Company's IT systems that were determined to be non-compliant have been upgraded and tested, and are now believed to be year 2000 compliant. The Company expects the Y2K Plan to be completed by the end of calendar year 1999.

         During Fiscal Year 1999, the Company expensed approximately $2.0 million for the cost of upgrading its IT systems under the Y2K Plan. In addition, the Company currently expects to expense approximately $0.6 million in Fiscal Year 2000 to complete its Y2K Plan. The Company invested approximately $22.3 million during Fiscal Year 1999 for hardware and software programs to replace systems that are inefficient and in need of replacement regardless of their year 2000 compliance status. The Company currently anticipates to invest approximately $16.0 million in Fiscal Year 2000 for such hardware and software. The Company expects to fund the Y2K Plan and hardware and software purchases with cash flows generated from operations and borrowings under the Revolver.

         The Company is also currently assessing the year 2000 readiness of its non-information technology systems and equipment, such as refrigeration units, ovens, scales, safes and other equipment ("non-IT systems") which may include imbedded technology such as microcontrollers that are not year 2000 compliant. Imbedded chips in store security, refrigeration and environmental systems were inventoried and, where possible, tested. Where systems could not be tested, manufacturer certification as to Y2K compliance was obtained. The cost of achieving such compliance is not currently expected to have a material impact on the Company's financial position, results of operations or cash flows.

         The Company has suppliers and other third parties, such as utility companies, that it relies on for business operations and currently expects those suppliers and other third parties are taking the appropriate action for year 2000 compliance. The Company cannot provide assurance that the failure of such suppliers and other third parties to address the year 2000 issue will not have an adverse impact on the Company. While the Company has limited ability to test and control its suppliers' and other third parties' year 2000 readiness, the Company has contacted major suppliers and critical other third parties in order to assessing whether they will be year 2000 compliant. Responses for major suppliers indicate that they all have year 2000 plans in place and none expect to have any year 2000 problems. Although there can be no assurance that multiple business disruptions caused by technology failures can be adequately anticipated, the Company will develop contingency plans to reduce the impact of non-compliant major suppliers and other critical parties and is identifying second and third sources of supply for major suppliers to minimize the risk of business interruptions.

         The Company intends for its year 2000 date conversion project for both its IT systems and non-IT systems to be completed on a timely basis so as to not significantly impact business operations. However, if the Company or any critical third parties do not complete necessary upgrades as planned, the year 2000 issue may have a material impact on the Company, including, among other things, a temporary inability to procure and distribute products, process transactions, receive invoices, make payments, refrigerate perishable products or engage in similar normal business activities. The Company is currently assessing the potential impact of such year 2000-related issues and is developing contingency plans to mitigate the risk of any scenario that may have a material impact on the Company. The Company intends to formalize such contingency plans by the fourth quarter of calendar year 1999.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The factors discussed below, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report, including, without limitation, in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, in the Company's related press release and in oral statements made by authorized officers of the Company. When used in this report, any press release or oral statements, the words "looking forward", "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify forward-looking statements. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such estimates and statements. No assurance can be given that any of such statements or estimates will be realized and actual results will differ from those contemplated by such forward-looking statements. Accordingly, the Company hereby identifies the following important factors which could cause the Company's financial results to differ materially from any such results which might be projected, forecast, estimated or budgeted by the Company in forward-looking statements: heightened competition, including specifically the intensification of price competition and the expansion, renovation and opening of new stores by competitors; failure to obtain new customers or retain existing customers; inability to carry out strategies to accelerate new store development and remodeling programs, reduce operating costs, differentiate products and services, leverage frequent shopper program and increase private label sales; insufficiency of financial resources to renovate and expand store base; increase in leverage and interest expense due to the expansion and remodeling program; outcome of the MSP Litigation and the John Paul Mitchell Litigation; issues arising in connection with the Y2K Plan; prolonged dispute with labor; economic downturn in the State of Texas; loss or retirement of key executives; transition to self distribution; higher selling, general and administrative expenses occasioned by the need for additional advertising, marketing, administrative, or management information systems expenditures; adverse publicity and news coverage and the proposed Merger involving Safeway.

ITEM 7 (a). QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         During Fiscal Year 1999, the Company entered into two interest rate swap agreements to hedge interest rate costs and risks associated with variable interest rates. Such agreements effectively convert variable-rate debt, to the extent of the notional amount, to fixed-rate debt with effective per annum interest rates of 5.493% and 5.295%, with respect to the London Interbank Offered Rate portion of such borrowings. The aggregate notional principal amount of such agreements is $100.0 million, $50.0 million of which became effective August 25, 1998 and matures August 25, 2001, and $50.0 million of which became effective September 2, 1998 and matures September 2, 2001. The counterparty to such agreements can terminate either agreement after two years, at its sole discretion. The counterparty to such agreements is a major financial institution, and therefore, credit losses from counterparty nonperformance are not anticipated.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT



To Randall's Food Markets, Inc.:

         We have audited the accompanying consolidated balance sheets of Randall's Food Markets, Inc. and subsidiaries (the "Company") as of June 26, 1999 and June 27, 1998, and the related consolidated statements of operations, redeemable common stock and stockholders' equity, and cash flows for the fiscal years ended June 26, 1999, June 27, 1998 and June 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Randall's Food Markets, Inc. and subsidiaries as of June 26, 1999 and June 27, 1998, and the results of their operations and their cash flows for the fiscal years ended June 26, 1999, June 27, 1998 and June 28, 1997, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Houston, Texas
August 13, 1999

                            RANDALL'S FOOD MARKETS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                  JUNE 26, 1999 AND JUNE 27, 1998
                         (In Thousands, Except Share and Per Share Amounts)


                                                                                         JUNE 26, 1999         JUNE 27, 1998
                                                                                         -------------         -------------
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ..........................................................  $      27,611         $      36,243
   Receivables, net ...................................................................         53,810                44,187
   Merchandise inventories ............................................................        223,362               166,332
   Deferred tax asset .................................................................            510                11,792
   Prepaid expenses and other .........................................................          6,210                 5,986
                                                                                         -------------         -------------
                Total current assets ..................................................        311,503               264,540
PROPERTY AND EQUIPMENT, net ...........................................................        453,826               365,853
GOODWILL, net .........................................................................        211,586               217,968
OTHER ASSETS, net .....................................................................         35,716                35,386
                                                                                         -------------         -------------
TOTAL .................................................................................  $   1,012,631         $     883,747
                                                                                         =============         =============

          LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
   Current maturities of long-term debt ...............................................  $         798         $         789
   Current maturities of obligations under capital leases .............................          3,856                 3,755
   Accounts payable ...................................................................        176,119               135,834
   Accrued expenses and other .........................................................        132,548               136,477
                                                                                         -------------         -------------
           Total current liabilities ..................................................        313,321               276,855
LONG-TERM LIABILITIES:
   Long-term debt, net of current maturities ..........................................        332,157               276,447
   Obligations under capital leases, net of current maturities ........................         57,500                61,515
   Deferred income tax liability ......................................................          7,596                 8,711
   Other liabilities ..................................................................         23,885                23,774
                                                                                         -------------         -------------
           Total liabilities ..........................................................        734,459               647,302

COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)
REDEEMABLE COMMON STOCK,  $18.03 and $13.30 redemption value per share, 387,651
   shares issued and outstanding at June 26, 1999 and June 27, 1998 ...................          6,988                 5,155

STOCKHOLDERS' EQUITY:
      Common stock, $0.25 par value, 75,000,000 shares authorized, 29,619,833 shares issued and outstanding at June 26, 1999, 29,697,979 shares issued
      and 29,679,597 shares outstanding at June 27, 1998 ..............................          7,405                 7,425
   Additional paid-in capital .........................................................        173,386               174,337
   Stockholders' notes receivable .....................................................         (6,402)               (6,213)
   Retained earnings ..................................................................         96,913                56,506
   Restricted common stock ............................................................           (118)                 (547)
   Treasury stock, 18,382 shares at June 27, 1998, at cost ............................            ---                  (218)
                                                                                         -------------         -------------
           Total stockholders' equity .................................................        271,184               231,290
                                                                                         -------------         -------------
TOTAL .................................................................................  $   1,012,631         $     883,747
                                                                                         =============         =============


        The accompanying notes are an integral part of these consolidated financial statements.

                      RANDALL'S FOOD MARKETS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE FISCAL YEARS ENDED JUNE 26, 1999, JUNE 27, 1998 AND JUNE 28, 1997
                                      (In Thousands)


                                                                   JUNE 26, 1999         JUNE 27, 1998         JUNE 28, 1997
                                                                   -------------         -------------         -------------

NET SALES .......................................................  $   2,585,089         $   2,419,023         $   2,344,983
COST OF SALES ...................................................      1,861,810             1,755,203             1,711,832
                                                                   -------------         -------------         -------------
           Gross profit .........................................        723,279               663,820               633,151
                                                                   -------------         -------------         -------------
OPERATING EXPENSES:
      Selling, general and administrative expenses ..............        553,593               541,497               559,578
      Depreciation and amortization .............................         61,734                50,908                48,875
      Litigation and severance/benefits .........................              -                     -                14,012
      Estimated store closing costs .............................              -                     -                29,790
                                                                   -------------         -------------         -------------
           Total operating expenses .............................        615,327               592,405               652,255
                                                                   -------------         -------------         -------------
OPERATING INCOME (LOSS) .........................................        107,952                71,415               (19,104)
INTEREST EXPENSE, net ...........................................         34,446                32,949                36,828
                                                                   -------------         -------------         -------------
INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM ........         73,506                38,466               (55,932)
(PROVISION) BENEFIT FOR INCOME TAXES ............................        (31,266)              (17,730)               15,215
                                                                   -------------         -------------         -------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM .........................         42,240                20,736               (40,717)
EXTRAORDINARY ITEM - Loss on early extinguishment of debt
   (Net of taxes of $6,006) .....................................              -                     -                (9,798)
                                                                   -------------         -------------         -------------
NET INCOME (LOSS) ...............................................  $      42,240         $      20,736         $     (50,515)
                                                                   =============         =============         =============


        The accompanying notes are an integral part of these consolidated financial statements.

                  RANDALL'S FOOD MARKETS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY FOR THE FISCAL YEARS ENDED JUNE 28, 1997, JUNE 27, 1998 AND JUNE 26, 1999
                                 (In Thousands)

                                                                    REDEEMABLE STOCK
                                                          ------------------------------------        STOCKHOLDERS' EQUITY
                                                                           8%                        ----------------------
                                                           CLASS A     CONVERTIBLE                               ADDITIONAL
                                                          PREFERRED     PREFERRED       COMMON       COMMON       PAID-IN
                                                            STOCK         STOCK         STOCK         STOCK       CAPITAL
                                                          ----------   -----------    ---------     ---------    ----------
BALANCE, JUNE 29, 1996 ................................   $     825     $  11,613     $  18,607     $   3,996     $  37,629
  Preferred stock dividends ...........................         -0-           -0-           -0-           -0-           -0-
  Issuance of restricted stock ........................         -0-           -0-           -0-            34         2,405
  Issuance of common stock ............................         -0-           -0-           -0-         4,645       220,355
  Accretion to redemption value .......................         -0-        (3,865)       (5,404)          -0-           -0-
  Earned portion of restricted common stock
     compensation .....................................         -0-           -0-           -0-           -0-            29
  Purchase of treasury stock ..........................         -0-           -0-           -0-           -0-           -0-
  Retirement of treasury stock ........................         -0-           -0-          (158)          (10)         (906)
  Purchase and retirement of ESOP and Non-ESOP shares .         -0-           -0-           -0-        (1,346)      (84,810)
  Redemption of common stock ..........................         -0-           -0-           -0-           (93)       (4,407)
  Redemption of putable common stock ..................         -0-           -0-        (2,426)          -0-           -0-
  Redemption of preferred stock .......................        (825)       (7,748)          -0-           -0-           -0-
  Cancellation of putable rights ......................         -0-           -0-        (5,617)          100           -0-
  Impairment of loan to ESOP ..........................         -0-           -0-           -0-           -0-          (472)
  Net loss ............................................         -0-           -0-           -0-           -0-           -0-
                                                          ---------     ---------     ---------     ---------     ---------
BALANCE, JUNE 28, 1997 ................................          --            --         5,002         7,326       169,823
  Issuance of restricted stock ........................         -0-           -0-           -0-            21           882
  Issuance of common stock ............................         -0-           -0-           -0-           154         7,294
  Purchase and retirement of common stock .............         -0-           -0-           -0-           (81)       (4,184)
  Accretion to redemption value .......................         -0-           -0-           442           -0-           -0-
  Earned portion of restricted common stock
     compensation .....................................         -0-           -0-           -0-           -0-           -0-
  Cancellation of restricted common  stock ............         -0-           -0-           -0-            (1)          (31)
  Purchase of treasury stock ..........................         -0-           -0-           -0-           -0-           -0-
  Sale of treasury stock ..............................         -0-           -0-           -0-           -0-           -0-
  Cancellation of redemption rights ...................         -0-           -0-          (280)            6           274
  Purchase of redeemable common shares ................         -0-           -0-            (9)          -0-           -0-
  Impairment of loan to ESOP ..........................         -0-           -0-           -0-           -0-          (263)
  Repayment of loan to ESOP ...........................         -0-           -0-           -0-           -0-           542
  Net income ..........................................         -0-           -0-           -0-           -0-           -0-
                                                          ---------     ---------     ---------     ---------     ---------
BALANCE, JUNE 27, 1998 ................................          --            --         5,155         7,425       174,337
                                                          ---------     ---------     ---------     ---------     ---------
  Issuance of common stock ............................         -0-           -0-           -0-            36         1,852
  Purchase and retirement of common stock .............         -0-           -0-           -0-           (50)       (2,773)
  Accretion to redemption value .......................         -0-           -0-         1,833           -0-           -0-
  Earned portion of restricted common stock
     compensation .....................................         -0-           -0-           -0-           -0-           -0-
  Cancellation of restricted common stock .............         -0-           -0-           -0-            (1)          (13)
  Retirement of treasury stock ........................         -0-           -0-           -0-            (5)         (213)
  Repayment of stockholders' notes receivable .........         -0-           -0-           -0-           -0-           -0-
  Repayment of loan to ESOP ...........................         -0-           -0-           -0-           -0-           196
  Net income ..........................................         -0-           -0-           -0-           -0-           -0-
                                                          ---------     ---------     ---------     ---------     ---------
BALANCE, JUNE 26, 1999 .................................  $      --     $      --     $   6,988     $   7,405     $ 173,386
                                                          =========     =========     =========     =========     =========


                                                                              STOCKHOLDERS' EQUITY
                                                          -------------------------------------------------------
                                                                       RESTRICTED                   STOCKHOLDERS'
                                                          RETAINED       COMMON        TREASURY        NOTES
                                                          EARNINGS        STOCK          STOCK       RECEIVABLE
                                                          ---------    ----------      ---------    ------------
BALANCE, JUNE 29, 1996 ................................   $  95,025     $      --      $     --      $      --
  Preferred stock dividends ...........................      (2,407)          -0-           -0-            -0-
  Issuance of restricted stock ........................         -0-        (2,439)          -0-            -0-
  Issuance of common stock ............................         -0-           -0-           -0-            -0-
  Accretion to redemption value .......................       9,269           -0-           -0-            -0-
  Earned portion of restricted common stock
     compensation .....................................         -0-         2,439           -0-            -0-
  Purchase of treasury stock ..........................         -0-           -0-          (919)           -0-
  Retirement of treasury stock ........................         155           -0-           919            -0-
  Purchase and retirement of ESOP and Non-ESOP shares .         -0-           -0-           -0-            -0-
  Redemption of common stock ..........................         -0-           -0-           -0-            -0-
  Redemption of putable common stock ..................        (780)          -0-           -0-            -0-
  Redemption of preferred stock .......................     (20,052)          -0-           -0-            -0-
  Cancellation of putable rights ......................       5,517           -0-           -0-            -0-
  Impairment of loan to ESOP ..........................         -0-           -0-           -0-            -0-
  Net loss ............................................     (50,515)          -0-           -0-            -0-
                                                          ---------     ---------      --------      ---------
BALANCE, JUNE 28, 1997 ................................      36,212            --            --             --
  Issuance of restricted stock ........................         -0-          (903)          -0-            -0-
  Issuance of common stock ............................         -0-           -0-           -0-         (6,503)
  Purchase and retirement of common stock .............         -0-           -0-           -0-            180
  Accretion to redemption value .......................        (442)          -0-           -0-            -0-
  Earned portion of restricted common stock
     compensation .....................................         -0-           324            -0-           -0-
  Cancellation of restricted common  stock ............         -0-            32            -0-           -0-
  Purchase of treasury stock ..........................         -0-           -0-           (348)          200
  Sale of treasury stock ..............................         -0-           -0-            130           (90)
  Cancellation of redemption rights ...................         -0-           -0-            -0-           -0-
  Purchase of redeemable common shares ................         -0-           -0-            -0-           -0-
  Impairment of loan to ESOP ..........................         -0-           -0-            -0-           -0-
  Repayment of loan to ESOP ...........................         -0-           -0-            -0-           -0-
  Net income ..........................................      20,736           -0-            -0-           -0-
                                                          ---------     ---------      --------      ---------
BALANCE, JUNE 27, 1998 ................................      56,506          (547)          (218)       (6,213)
                                                          ---------     ---------      --------      ---------
  Issuance of common stock ............................         -0-           -0-            -0-        (1,129)
  Purchase and retirement of common stock .............         -0-           -0-            -0-           724
  Accretion to redemption value .......................      (1,833)          -0-            -0-           -0-
  Earned portion of restricted common stock
     compensation .....................................         -0-           415            -0-           -0-
  Cancellation of restricted common stock .............         -0-            14            -0-           -0-
  Retirement of treasury stock ........................         -0-           -0-            218           -0-
  Repayment of stockholders' notes receivable .........         -0-           -0-            -0-           216
  Repayment of loan to ESOP ...........................         -0-           -0-            -0-           -0-
  Net income ..........................................      42,240           -0-            -0-           -0-
                                                          ---------     ---------      --------      ---------
BALANCE, JUNE 26, 1999 .................................  $  96,913     $    (118)     $     --      $  (6,402)
                                                          =========     =========      ========      =========

        The accompanying notes are an integral part of these consolidated financial statements.

                  RANDALL'S FOOD MARKETS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE FISCAL YEARS ENDED JUNE 26, 1999, JUNE 27, 1998 AND JUNE 28, 1997
                                 (In Thousands)

                                                                           JUNE 26, 1999   JUNE 27, 1998   JUNE 28, 1997
                                                                           -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .....................................................   $  42,240       $  20,736       $ (50,515)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization ......................................      61,734          50,908          48,874
      Amortization of debt issuance costs ................................       1,927           2,053             662
      LIFO reserve .......................................................       2,540           1,901           3,434
      Loss on early extinguishment of debt ...............................          --              --          15,804
      Settlement of ESOP litigation ......................................          --              --          10,500
      Severance benefits .................................................          --              --           3,594
      Loss (gain)  from sale of assets ...................................         897          (1,241)           (905)
      Store closing costs ................................................          --              --          32,790
      Earned portion of restricted common stock compensation .............         415             324           2,468
      Equity in earnings of unconsolidated joint venture .................         (29)           (127)           (137)
      Deferred tax provision (benefit) ...................................      10,167           6,961         (13,735)
      Increase in receivables ............................................      (6,740)        (12,879)         (2,291)
      (Increase) decrease in merchandise inventories .....................     (59,570)         (4,059)            184
      (Increase) decrease in prepaid expenses and other ..................      (1,212)          1,746          (1,216)
      Decrease (increase) in note receivable from ESOP ...................          --           2,250          (2,250)
      (Increase) decrease in federal income tax receivable ...............      (2,883)         13,356         (16,409)
      (Increase) decrease in other assets ................................      (2,425)          3,217         (15,963)
      Increase in accounts payable .......................................      40,285          23,808          33,614
      Increase (decrease) in accrued expenses and other ..................       5,152           7,485         (18,994)
      Decrease  in accrued income taxes ..................................          --          (2,634)         (3,366)
      (Decrease) increase in other long-term liabilities .................      (4,730)         (3,205)          2,555
                                                                             ---------       ---------       ---------
        Net cash provided by operating activities ........................      87,768         110,600          28,698
                                                                             ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ...................................    (226,460)       (112,957)       (105,993)
   Proceeds from sale of assets ..........................................      77,748          25,167          55,434
   Contributions to joint ventures .......................................          --            (163)           (138)
   Proceeds from sale of joint ventures ..................................         211             496             167
   Distributions from joint ventures .....................................          --             263             524
                                                                             ---------       ---------       ---------
        Net cash used in investing activities ............................    (148,501)        (87,194)        (50,006)
                                                                             ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of debt .....................................................    (224,298)         (3,267)       (399,524)
   Cost of early extinguishment of debt ..................................          --              --         (15,804)
   Proceeds from issuance of debt ........................................          --              --         178,000
   Proceeds from issuance of senior subordinated notes ...................          --              --         149,755
   Proceeds from borrowings under Credit Agreement .......................     280,000              --              --
   Reductions of obligations under capital leases ........................      (3,661)         (3,754)         (3,378)
   Proceeds from issuance of common stock ................................         759             945         225,000
   Redemption of common stock ............................................      (2,099)         (4,094)        (89,363)
   Redemption of preferred stock .........................................          --              --         (28,645)
   Purchase of treasury stock ............................................          --            (148)           (919)
   Proceeds from sale of treasury stock ..................................          --              40              --
   Collection of ESOP note ...............................................       1,184              --              --
   Collection on  Management Equity Plan note ............................         216              --              --
   Preferred dividends paid ..............................................          --              --          (2,385)
                                                                             ---------       ---------       ---------
        Net cash provided by (used in) financing activities ..............      52,101         (10,278)         12,737
                                                                             ---------       ---------       ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .....................      (8,632)         13,128          (8,571)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........................      36,243          23,115          31,686
                                                                             ---------       ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............................   $  27,611       $  36,243       $  23,115
                                                                             =========       =========       =========

        The accompanying notes are an integral part of these consolidated financial statements.

                  RANDALL'S FOOD MARKETS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Randall's Food Markets, Inc., a Texas corporation, and its wholly owned subsidiaries, Randall's Food and Drugs, Inc. (d.b.a. Randalls Food and Pharmacy or Randalls and Tom Thumb Food and Pharmacy or Tom Thumb), Randall's Properties, Inc., Randall's Management Company, Inc. and Randall's Beverage Company, Inc. (collectively referred to as the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

2. MERGER AGREEMENT

         On July 22, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Safeway Inc. ("Safeway") and SI Merger Sub, Inc., a wholly-owned subsidiary of Safeway ("Merger Sub"), pursuant to which the Company will become a wholly owned subsidiary of Safeway (the "Merger") and each outstanding share of the Company's common stock ("Common Stock"), other than shares held by any dissenting shareholders, will be converted into the right to receive $25.05 per share in cash and a fraction of a share of common stock of Safeway equal to 0.3204, as adjusted pursuant to the Merger Agreement. Safeway has indicated that they intend to redeem the Company's 9-3/8% Series B Senior Subordinated Notes due 2007 (the "Notes"). The consummation of the transactions contemplated by the Merger Agreement is subject to certain conditions, including approval of the Company's stockholders and receipt of opinions of tax counsel. Financing is not a condition to complete the transaction.

         Pursuant to separate Voting Agreements, an affiliate of KKR, which owns approximately 62% of the outstanding common stock of the Company, and members of the Onstead family, who own approximately 21% of the outstanding common stock of the Company, have agreed, among other things, to vote in favor of the approval of the Merger Agreement.

         The Merger Agreement provides for payment to Safeway of a termination fee under certain circumstances, including if the Company's Board of Directors, in the exercise of its fiduciary responsibilities, withdraws or modifies in any adverse manner its recommendation to the stockholders of the Merger Agreement.

3. EQUITY INVESTMENT

         The Company and its majority stockholder entered into a subscription agreement dated April 1, 1997 (the "Subscription Agreement"), with RFM Acquisition LLC ("RFM Acquisition"). RFM Acquisition is a Delaware limited liability company formed at the direction of KKR. Following approval of the stockholders of the Company at a special meeting held in June 1997, RFM Acquisition paid a total of approximately $225.0 million to the Company (the Equity Investment), including approximately $210.0 million as consideration for the Company's issuance to RFM Acquisition of 18,579,686 shares of common stock and approximately $15.0 million as consideration for a 25-year option to purchase 3,606,881 shares of common stock at $12.11 per share, subject to adjustments in the event of stock dividends, subdivisions and combinations, distributions to common stockholders of securities such as debt or preferred stock, sales of common stock of the Company below fair market value and the issuance of convertible securities with an exercise price below fair market value.

         On the Merger Effective Date, RFM Acquisition's options are expected to be purchased by Safeway for a payment in cash and stock equal to the product of (a) the number of shares underlying the options multiplied by (b) $41.75 less the exercise price.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CONCENTRATION OF RISK - The Company operates in a highly competitive marketplace with its retail grocery stores concentrated in north, central and southeast Texas. The Company is also subject to certain litigation and administrative matters (See Note 12).

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's most significant financial instruments are long-term debt obligations which are reflected in the accompanying financial statements at approximately $333.0 million and $277.2 million at June 26, 1999 and June 27, 1998, respectively, which management believes approximates fair value at those dates. The fair value of debt was estimated by discounting the future cash flows using rates currently available for debt of similar terms and maturity. Management believes the fair values of all other financial instruments are not materially different from their carrying values.

         FISCAL YEAR - The Company's fiscal year ends on the last Saturday in June of each calendar year, resulting in either a 52- or 53-week fiscal year. There were 52 weeks in the fiscal years ended June 26, 1999 ("Fiscal Year 1999"), June 27, 1998 ("Fiscal Year 1998") and June 28, 1997 ("Fiscal Year 1997").

         RECEIVABLES - Receivables consist of federal income tax receivable and amounts due from charge customers, vendor promotions, manufacturer coupons and returned checks and are net of an allowance for uncollectible accounts totaling $5.9 million, $5.8 million and $3.1 million at June 26, 1999, June 27, 1998 and June 28, 1997, respectively. The activity in the allowance for uncollectible accounts for Fiscal Years 1999, 1998 and 1997 was as follows:

                                                1999         1998        1997
                                              -------      -------     -------
         Balance at beginning of year........ $ 5,805      $ 3,053     $ 1,002
         Additions...........................   5,311        4,301       4,714
         Deductions..........................  (5,262)      (1,549)     (2,663)
                                              -------      -------     -------
         Balance at end of year.............. $ 5,854      $ 5,805     $ 3,053
                                              =======      =======     =======

         MERCHANDISE INVENTORIES - The Company uses the last-in first-out ("LIFO") method of costing for its inventories. If the first-in first-out ("FIFO") method had been used for costing inventories, the valuation assigned to inventories would have been approximately $23.4 million and $20.9 million higher as of June 26, 1999 and June 27, 1998, respectively.

         DEPRECIATION AND AMORTIZATION - Property and equipment are stated at cost. The Company uses the straight-line method to provide for depreciation over the estimated useful lives of buildings and improvements (20 years) and fixtures, leaseholds and equipment (3 to 10 years). Properties held under capital leases are amortized over the shorter of the useful life or lease term. Maintenance, repairs and minor replacements are charged to expense as incurred; major replacements and betterments, including store remodelings, are capitalized. The net book value of assets sold, retired or otherwise disposed of is removed from the accounts at the time of disposition or when indicators of impairment to long-lived assets used in operations are present, and any resulting gain or loss is reflected in operations for that period.

         Goodwill in the amount of $256 million resulted from the acquisition of Cullum Companies, Inc. ("Cullum") in August 1992 (the "Cullum Acquisition"). Such goodwill is being amortized on a straight-line basis over 40 years. The accumulated amortization was $44.6 million and $38.2 million at June 26, 1999 and June 27, 1998, respectively. The Company utilizes undiscounted estimated cash flows to evaluate any possible impairment of goodwill.

         ACCRUED EXPENSES AND OTHER - Accrued expenses and other as of June, 26, 1999 and June 27, 1998, consisted of the following (in thousands):

                                                       1999          1998
                                                     --------      --------
         Payroll and related benefits .............  $ 47,560      $ 42,162
         Rent .....................................    10,699         7,666
         Property taxes ...........................     6,880         5,585
         Insurance and related costs ..............    22,141        21,712
         Deferred income, current .................     6,811         6,109
         Legal and other contingencies ............     2,445         7,280
         Accrual for planned store closings .......    12,739        27,519
         Accrued transaction costs ................        --           435
         Accrued interest .........................     8,456         7,921
         Other ....................................    14,817        10,088
                                                     --------      --------
                                                     $132,548      $136,477
                                                     ========      ========

         COST OF SALES - Cost of sales includes cost of merchandise sold and warehouse salaries, benefits and operating costs.

         STORE OPENING AND CLOSING COSTS - During Fiscal Year 1997, the Company recorded a charge of approximately $32.8 million in connection with the planned closure, replacement or sale of certain of its stores. Such charge included $3.7 million relating to stores that were closed or sold prior to the fourth quarter of Fiscal Year 1997 and $29.1 million relating to 20 stores that the Company planned to close, replace or sell at various dates from June 1997 to June 1999. The $32.8 million charge included estimated inventory losses of approximately $3.0 million (included in cost of sales during Fiscal Year 1997), estimated lease termination costs of approximately $11.7 million and asset write-offs of approximately $18.1 million (both of which were included in operating expenses during Fiscal Year 1997).

         As of June 26, 1999, 17 out of the 20 stores included in the Fiscal Year 1997 reserve had been closed, replaced or sold and one was closed and replaced shortly thereafter. At June 26, 1999, approximately $8.3 million remained accrued, primarily for future lease obligations and fixed assets to be disposed of, in connection with such closed stores. During Fiscal Year 1999, the Company charged against the reserve $0.8 million for inventory write-offs, $5.3 million for lease termination costs and $7.6 million for asset write-offs, or a total of $13.7 million related to the 17 stores closed, replaced or sold as of June 26, 1999. The Company does not anticipate a material impact on its future revenues and operating results as a result of activities from the closing of such stores. At June 26, 1999, the aggregate carrying value, net of the closed store reserve, of the fixed assets of stores closed and remaining to be closed under the plan was $1.8 million, or less than 0.2% of the Company's total assets.

         During Fiscal Year 1999, the Company decided not to close the two remaining stores included in the Fiscal Year 1997 reserve. The related reserve for such stores amounted to $4.3 million representing $0.6 million in inventory write-offs, $0.4 million in lease termination costs and $3.3 million in asset write-offs. The reserve was adjusted for such amounts resulting in a reduction in selling, general and administrative expenses.

         The number of stores closed, replaced or sold in connection with the plan during each fiscal period since the plan's inception is as follows:

           Stores to be closed per original plan                            20

           Closures during the fourth quarter of Fiscal Year 1997           (2)

           Closures during Fiscal Year 1998                                (10)

           Closures during Fiscal Year 1999                                 (5)

           Stores not closing                                               (2)
                                                                          ----
           Stores remaining to be closed at June 26, 1999                    1
                                                                          ====

Activity in the reserve since June 28, 1997 is as follows (in thousands):

                                                            LEASE          ASSET
                                           INVENTORY     TERMINATION     WRITE OFFS       TOTAL
                                           ---------     -----------     ----------     --------
Reserve/expense recorded in FY 1997        $  3,000        $ 11,745       $ 18,047      $ 32,792

Charges to the reserve during FY 1998        (1,407)         (1,600)        (3,483)       (6,490)
                                           --------        --------       --------      --------
Remaining reserve at June 27, 1998            1,593          10,145         14,564        26,302

Charges to the reserve during FY 1999          (816)         (5,318)        (7,580)      (13,714)

Reversal of unused reserves                    (556)           (401)        (3,295)       (4,252)
                                           --------        --------       --------      --------
Remaining reserve at June 26, 1999         $    221        $  4,426       $  3,689      $  8,336
                                           ========        ========       ========      ========

         During Fiscal Year 1999, the Company decided to close or replace three stores not included in the Fiscal Year 1997 reserve. Accordingly, the Company recorded a charge of approximately $3.7 million relating to such three stores including approximately $0.7 million charged to cost of sales for estimated inventory losses and $3.0 million charged to selling, general and administrative expenses, including estimated lease termination costs of approximately $0.6 million, asset impairment of approximately $1.9 million and other expenses associated with store closings of approximately $0.5 million.

         During Fiscal Year 1999, the Company charged against the reserve $0.5 million for inventory write-offs, $0.5 million for asset write-offs and $0.1 million for lease termination costs, or a total of $1.1 million related to the two stores closed, replaced or sold as of June 26, 1999.

         Two of these three stores were closed as of June 26, 1999 and the remaining store was closed and replaced shortly thereafter. The aggregate revenue and operating loss for the Fiscal Year 1999 from the two stores that the Company does not plan to replace were $20.5 million and $2.6 million, respectively. At June 26, 1999, the aggregate carrying value, net of the closed store reserve, of the fixed assets of these three stores was $3.8 million, or less than 0.4% of the Company's total assets.

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

         In June 1998, the FASB issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at its fair value. Depending on the intended use of the derivative, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income. The Company has not quantified the impact of adoption on its financial statements. The Company is required to adopt SFAS No. 133 in its fiscal year ending June 30, 2001. Retroactive application to periods prior to adoption is not allowed.

5. PROPERTY AND EQUIPMENT

         Property and equipment at June 26, 1999 and June 27, 1998 consisted of the following (in thousands):

                                                              1999         1998
                                                            --------     --------
               Land ....................................... $ 44,330     $ 55,232
               Buildings and improvements .................   44,037       39,904
               Fixtures, leaseholds and equipment .........  576,001      445,457
               Property held under capital leases .........   74,863       78,484
               Construction-in-progress ...................   23,622       21,867
                                                            --------     --------
                                                             762,853      640,944
               Accumulated depreciation and amortization:
                  Property and equipment ..................  280,855       250,004
                  Capital leases ..........................   28,172       25,087
                                                            --------     --------
               Property and equipment, net ................ $453,826     $365,853
                                                            ========     ========

6. JOINT VENTURES

         The Company participates as a general partner in various joint ventures for the purpose of developing shopping centers in which store facilities are located. The Company's ownership interests range from 50 percent to 83.3 percent. Joint ventures that are greater than 50 percent owned are consolidated in the accompanying consolidated financial statements from the date that the majority interest was acquired. The following represents the activity in investments in unconsolidated joint ventures for Fiscal Years 1999, 1998 and 1997 (in thousands):

                                                                         1999        1998        1997
                                                                        -------     -------     -------
         Balance at beginning of period ............................... $(1,543)    $(3,624)    $(3,208)
           Equity in earnings of unconsolidated joint ventures ........      29         127         137
           Contributions made .........................................       -         163         138
           Distributions received .....................................       -        (263)       (524)
           Sales of certain joint ventures ............................   1,180       2,054        (167)
                                                                        -------     -------     -------
         Balance at end of period ..................................... $  (334)    $(1,543)    $(3,624)
                                                                        =======     =======     =======

         The balance for investments in unconsolidated joint ventures is included in other assets. The unconsolidated joint ventures have debt outstanding at June 26, 1999 and June 27, 1998 of approximately $2.8 million and $8.9 million, respectively, that is nonrecourse. The debt outstanding at June 26, 1999 and June 27, 1998 represents 100 percent of the joint ventures debt.

         As of June 26, 1999, the Company had one unconsolidated joint venture. The Company sold its interest in one of its unconsolidated joint ventures in Fiscal Year 1999 and two in Fiscal Year 1998. These sales are accounted for as sale leaseback transactions because the Company continues to operate stores at each of these locations. The gains from these transactions amounting to approximately $1.4 million and $2.6 million for Fiscal Year 1999 and Fiscal Year 1998, respectively, were deferred and are being recognized over the remaining lease term.

         The Company paid the joint ventures approximately $0.6 million, $1.1 million and $3.4 million in Fiscal Year 1999, Fiscal Year 1998 and Fiscal Year 1997, respectively, in rent, common area maintenance and other lease-related costs for shopping centers owned by the joint ventures.

7. LONG-TERM DEBT

         At June 26, 1999 and June 27, 1998, long-term debt consisted of the following (in thousands):

                                                                                            1999                1998
                                                                                          ---------           ---------
Senior subordinated notes:
   9.375% Series B Senior Subordinated Notes,
      due 2007 ........................................................................   $ 150,000           $ 150,000
   Discount on senior subordinated notes ..............................................        (212)               (229)
                                                                                          ---------           ---------
          Total Senior Subordinated Notes .............................................     149,788             149,771
                                                                                          ---------           ---------
Notes payable to banks:
   Principal due in annual installments beginning June 29, 1998 and interest due in quarterly or monthly installments, final installment due June 27, 2006, interest at the London Interbank Offered Rate ("LIBOR") plus an
      adjustable margin rate (1.5%), interest at 6.6% at June 26, 1999 ................     124,000             125,000
   Borrowings under revolver facility, interest due in quarterly or monthly installments, interest at LIBOR plus an adjustable margin rate (0.75%),
      interest at 5.8% at June 26, 1999 ...............................................      45,000                  --
   Borrowings under swingline facility, interest due in quarterly or monthly installments, interest at an Adjusted Base Rate equal to the greater of the Federal Funds Effective Rate, the bank's base certificate of deposit
      rate or the prime rate, interest at prime (7.75%) at June 26, 1999 ..............      12,000                  --
                                                                                          ---------           ---------
        Total notes payable to banks ..................................................     181,000             125,000
                                                                                          ---------           ---------
Note payable to insurance company:
   Principal and interest due in monthly installments, final installment due in
      2005, interest from 8.3% to 9.0%, interest at 9.0% at June 26, 1999 .............       2,167               2,465
                                                                                          ---------           ---------
Total long-term debt ..................................................................     332,955             277,236
Less current maturities of long-term debt .............................................         798                 789
                                                                                          ---------           ---------
Long-term debt, net of current maturities .............................................   $ 332,157           $ 276,447
                                                                                          =========           =========

         Aggregate principal payments applicable to existing long-term debt outstanding as of June 26, 1999 are as follows (in thousands):

FISCAL YEAR ENDING
2000........................................     $    798
2001........................................          798
2002........................................          798
2003........................................          798
2004........................................          798
   Thereafter...............................      328,965
                                                 --------
Total.......................................     $332,955
                                                 ========

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

         Upon the occurrence of a change of control or certain transfer events, such as the Merger, the Company will have the option, at any time prior to July 1, 2002, to redeem the Notes, in whole but not in part, at a redemption price equal to 100% of the aggregate principal amount thereof plus a premium, together with accrued and unpaid interest, if any, to the date of redemption.

         The Notes are unsecured and are subordinated in right of payment to all existing and future senior indebtedness of the Company.

         The indenture under which the Notes were sold contains covenants that limit the ability of the Company to (i) pay dividends or make certain other restricted payments; (ii) incur additional indebtedness and issue disqualified stock and preferred stock; (iii) create liens on assets; (iv) merge, consolidate or sell all or substantially all assets; (v) enter into certain transactions with affiliates; (vi) restrict dividends or other payments by subsidiaries to the Company or its subsidiaries; (vii) permit guarantees of indebtedness by subsidiaries of the Company; and (viii) incur other senior subordinated indebtedness. At June 26, 1999 and June 27, 1998, the Company was in compliance with all such covenants. On the Merger Effective Date, the covenant prohibiting mergers and similar transactions may be violated and, upon the passage of thirty days after notice of such violation is received, the Notes would be in default; although, the Company has been advised by Safeway that it is the intention of Safeway to call the Notes for redemption on the Merger Effective Date, with a redemption date thirty days after the Merger Effective Date.

         In November 1993 the Company entered into a credit agreement with various banks and a note purchase agreement with certain insurance companies. The banks provided a term loan commitment for approximately $225.0 million, and the insurance companies provided three series of private placement debt aggregating approximately $135.5 million. In conjunction with the Equity Investment described in Note 3, the Company paid in full the notes payable to the insurance companies and the term loan to the banks. In connection with this early extinguishment of debt, the Company recorded an extraordinary charge of $9.8 million in Fiscal Year 1997, consisting primarily of a make whole premium in the amount of approximately $14.9 million including interest payable to the insurance companies, net of an income tax benefit of $6.0 million.

         As part of the credit agreement dated June 27, 1997, a revolving credit commitment for $225.0 million, a swingline credit commitment for $25.0 million and a letter of credit limit of $25.0 million were established, with the outstanding revolving credit loans, swingline borrowings and the letters of credit loans not to exceed $225.0 million. As of June 26, 1999, the Company had approximately $45.0 million of borrowings under the revolver, approximately $12.0 million of borrowings under the swingline and approximately $0.3 million of letters of credit outstanding. As of June 27, 1998, the Company had no borrowings under the revolver or under the swingline and had approximately $1.0 million of letters of credit outstanding. There are no scheduled reductions to the amounts available to the Company under the credit agreement prior to June 27, 2004. There is an annual credit commitment fee of 0.25 percent charged on the unused portion of the revolver.

         The obligations under the bank credit agreement are secured by the common stock of the Company's principal operating subsidiaries, Randall's Food & Drugs, Inc. and Randall's Properties, Inc.

         The bank debt agreements contain covenants, the more significant of which require the Company to maintain certain debt ratios which are calculated based on EBITDA (earnings before interest, taxes, depreciation and amortization). The Company is also restricted as to maximum lease expense and the capital expenditures it can make. At June 26, 1999 and June 27, 1998 the Company was in compliance with all such covenants. The bank agreements also contain a restrictive covenant which does not permit the Company to enter into a merger or similar extraordinary transaction. At June 26, 1999, the Company was in compliance with this covenant, and will continue to be in compliance until the Merger with Safeway is consummated. However, at the Merger Effective Date, the covenant may be violated, and, upon the passage of thirty days after notice of such violation is received, the long-term debt amounting to $181.0 million would be considered to be in default; although, the Company has been advised by Safeway that it is the intention of Safeway to immediately refinance this obligation with other pre-existing credit arrangements on the Merger Effective Date. The accompanying financial statements do not reflect these obligations as current liabilities; the obligation is classified as a long-term liability in accordance with the original stated maturities.

         The note payable to insurance company is secured by a first lien on the related property. The note payable to bank due June 27, 2006 is secured by pledges for all capital stock of the Company's Subsidiaries and all evidence of indebtedness in excess of $5.0 million received by the Company in connection with any disposition of assets.

          Interest capitalized associated with construction was $1,504,000, $794,000 and $556,000 in Fiscal Year 1999, Fiscal Year 1998 and Fiscal Year 1997, respectively.

8. INCOME TAXES

         The Company files a consolidated federal income tax return. Deferred income taxes are provided to recognize temporary differences between financial and tax reporting.

         The provision for income taxes for Fiscal Year 1999, Fiscal Year 1998 and Fiscal Year 1997 is summarized below (in thousands):

                                                                                   1999              1998              1997
                                                                                 --------          --------          --------

         Current provision (benefit) .........................................   $ 21,099          $ 10,769          $ (7,486)
         Deferred provision (benefit) ........................................     10,167             6,961           (13,735)
                                                                                 --------          --------          --------
         Total tax provision (benefit) .......................................     31,266            17,730           (21,221)
         Less: tax on extraordinary item .....................................         --                --             6,006
                                                                                 --------          --------          --------
               Total tax provision (benefit), net of extraordinary item ......   $ 31,266          $ 17,730          $(15,215)
                                                                                 ========          ========          ========


         Deferred tax assets and liabilities result from differences in the bases of assets and liabilities for income tax and financial reporting purposes. The cumulative tax effect of such items at June 26, 1999 and June 27, 1998, are as follows (in thousands):


                                                                        1999              1998
                                                                      --------           --------
            Assets:
            Deferred income ........................................  $(10,955)          $ (9,884)
            Employee benefits ......................................   (11,006)           (11,105)
            Insurance ..............................................    (8,746)            (8,576)
            Closed store accruals ..................................    (3,435)            (8,875)
            Other ..................................................     3,927               (997)
                                                                      --------           --------
                    Total gross deferred tax assets ................   (30,215)           (39,437)
                                                                      --------           --------
            Liabilities:
            Property and equipment .................................    15,781             12,217
            Tax benefit lease ......................................     3,246              4,429
            LIFO ...................................................    14,637             13,206
            Other ..................................................     3,637              6,504
                                                                      --------           --------
                    Total gross deferred tax liabilities ...........    37,301             36,356
                                                                      --------           --------
            Net deferred income tax (asset) liability ..............     7,086             (3,081)
            Current deferred income tax asset ......................      (510)           (11,792)
                                                                      --------           --------
            Long-term deferred income tax liability ................  $  7,596           $  8,711
                                                                      ========           ========


         The actual provision (benefit) for income taxes differs from that calculated using the statutory federal income tax rate as follows (in thousands):


                                                                        1999               1998               1997
                                                                      --------           --------           --------

         Taxes at federal statutory tax rate .......................  $ 25,727           $ 13,463           $(25,108)
         Increase (decrease) in income taxes resulting from:
            Goodwill ...............................................     2,233              2,233              2,233
            State taxes based on income ............................     3,607              2,018             (2,152)
            Nondeductible transaction costs ........................        --                 --              2,800
            Previously overprovided taxes and other, net ...........      (301)                16              1,006
            Tax on extraordinary item ..............................        --                 --              6,006
                                                                      --------           --------           --------
            Total tax provision (benefit) ..........................  $ 31,266           $ 17,730           $(15,215)
                                                                      ========           ========           ========


         Income taxes paid were approximately $22.2 million during Fiscal Year 1999. As of June 27, 1998, the Company had a tax credit of approximately $4.1 million from an overpayment of estimated taxes paid in a prior year.

         The Company's 1994, 1995 and 1996 tax years are currently under audit by the Internal Revenue Service.

9. BENEFIT PLANS

         DEFINED BENEFIT PENSION PLAN - The Company has a noncontributory, defined benefit pension plan for all hourly employees who are at least 21 years of age and have completed one year of continuous employment consisting of at least 1,000 hours of service as of year end. The Company makes annual contributions to the plan equal to the amounts actuarially required to fund current pension costs.

         The following table sets forth the plan's funded status and the amount recognized in the Company's consolidated balance sheets at June 26, 1999 and June 27, 1998 (in thousands):


                                                                    1999               1998
                                                                  --------           --------

         CHANGE IN BENEFIT OBLIGATION
         Benefit obligation at beginning of year ...............  $ 27,039           $ 18,814
         Service cost ..........................................     2,329              1,850
         Interest cost .........................................     2,044              1,642
         Actuarial gains .......................................      (965)              (546)
         Benefits paid .........................................      (733)              (434)
         Assumption changes ....................................        --              5,713
                                                                  --------           --------
         Benefit obligation at end of year .....................    29,714             27,039
                                                                  --------           --------

         CHANGE IN PLAN ASSETS
         Fair value of assets at beginning of year .............    24,498             17,491
         Actual return on assets ...............................     3,774              5,711
         Contributions .........................................        --              1,730
         Benefits paid .........................................      (733)              (434)
                                                                  --------           --------
         Fair value of assets at end of year ...................    27,539             24,498
                                                                  --------           --------
         Funded status .........................................    (2,175)            (2,541)
         Unrecognized prior service cost .......................       155                232
         Unrecognized net actuarial losses (gains) .............    (1,827)               722
                                                                  --------           --------
         Accrued pension (liability) asset recognized in
            the accompanying consolidated balance sheets .......  $ (3,847)          $ (1,587)
                                                                  ========           ========


         Net periodic benefit costs for Fiscal Year 1999, Fiscal Year 1998 and Fiscal Year 1997 include the following components (in thousands):


                                                                             1999              1998              1997
                                                                            -------           -------           -------

         Service cost/benefits earned during the year ..................... $ 2,330           $ 1,849           $ 1,796
         Interest cost on projected benefit obligation ....................   2,044             1,642             1,353
         Actual return on assets ..........................................  (2,190)           (1,568)           (1,406)
         Amortization of unrecognized net transition asset and net
            losses ........................................................      76                76               108
                                                                            -------           -------           -------
         Net periodic pension expense ..................................... $ 2,260           $ 1,999           $ 1,851
                                                                            =======           =======           =======


         Assumptions used in determining the actuarial present value of plan benefits reflect a weighted average discount rate of 7.0 percent, 7.0 percent and 8.0 percent for Fiscal Years 1999, 1998 and 1997, respectively, and a weighted average investment rate of return of 9.0 percent for Fiscal Years 1999, 1998 and 1997. The assumed weighted average rate of salary increase was 5.4 percent, 5.0 percent and 5.0 percent for Fiscal Years 1999, 1998 and 1997, respectively.

         EMPLOYEE STOCK OWNERSHIP PLAN - On April 1, 1997 the Employee Stock Ownership Plan ("ESOP") was amended and restated to become Randall's ESOP/401k Savings Plan. The ESOP/401k Savings Plan is for all employees who are at least 21 years of age and have completed one year of continuous service. Participants in the ESOP/401k may elect to contribute up to 5 percent of their compensation, which will be matched 100 percent by the Company. Participants in the ESOP/401k may make voluntary contributions up to an additional 10 percent of their compensation, unmatched by the Company. The Company's cash contributions to the ESOP/401k for Fiscal Years 1999, 1998 and 1997 totaled approximately $4.1 million, $3.9 million and $3.3 million, respectively.

         During Fiscal Year 1997 and Fiscal Year 1996, the Company loaned the ESOP $2.3 million and $1.5 million, respectively (together, the "ESOP Notes"). Such ESOP Notes were non-interest bearing and secured by 244,482 shares of the Company's common stock. During Fiscal Year 1998 and Fiscal Year 1997, the Company recorded impairment reserves related to the ESOP Notes in the amount of $262,722 and $472,000, respectively, because the value of the Company's stock securing the ESOP Notes was not adequate to secure the fair value of such notes. During Fiscal Year 1998, the ESOP sold 275,174 shares of the Company's common stock to the Company for $3.7 million and used the proceeds from such sale to repay the $2.3 million note in full. During Fiscal Year 1999, the ESOP paid the remaining note, including the impairment reserve, in full. At June 27, 1998, the outstanding balance of the remaining ESOP Note was $988,126 and the related impairment reserve, which is recorded as a reduction of equity, was $192,460. The remaining ESOP Note was included in Prepaid expenses and other in the accompanying consolidated balance sheet at June 27, 1998.

         During Fiscal Year 1999, the ESOP purchased 4,194 shares of the Company's common stock. The ESOP did not purchase shares of the Company's common stock in Fiscal Year 1998 and Fiscal Year 1997.

         The Company was a defendant in a lawsuit related to the ESOP. As further discussed in Note 12, a settlement was reached that provides for cash payments and changes in the operation of the ESOP, including the addition of a 401(k) feature offering a variety of professionally managed mutual fund investments and the cessation of additional investments by the ESOP in the Company's common stock. Court approval of the settlement was granted in June 1997.

         CULLUM RETIREMENT PLANS-Following the Cullum Acquisition, the Company terminated Cullum's Management Security Plan ("MSP") and the Senior Corporate Officer Plan effective December 31, 1992. The present value (based on a discount rate of 8.56 percent) of the remaining obligation to participants in such plans who retired prior to the termination of the plans was approximately $4.0 million, net of the current portion of $1.3 million, at June 26, 1999 and approximately $5.4 million, net of the current portion of $0.6 million, at June 27, 1998. As discussed further in Note 12, certain MSP participants who received payments in connection with the termination of the MSP have instituted a claim against the Company.

10. REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY

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

         COMMON STOCK - In connection with the Cullum Acquisition, certain shares of common stock are subject to an agreement between the Company and certain stockholders, whereby the stockholders have the right to sell such shares to the Company at the most recently appraised fair value beginning October 15, 1997 and each October 15 up to and including October 15, 2001. At June 26, 1999 and June 27, 1998, there were approximately 60,000 shares of common stock subject to this agreement and outstanding.

         The Company also has approximately 328,000 shares of redeemable common stock, not associated with the Cullum Acquisition, subject to an agreement between the Company and certain stockholders whereby the stockholders have the option to sell such shares to the Company at the most recently appraised fair value if first refused by the other existing stockholders. During Fiscal Year 1999, no redeemable rights for redeemable common stock were cancelled. During Fiscal Year 1998, the redeemable rights on approximately 25,000 shares of such redeemable common stock were cancelled.

         During Fiscal Year 1999, the Company purchased 201,833 shares of its common stock, all of which have been retired. Additionally, the treasury shares purchased in Fiscal Year 1998 were retired during Fiscal Year 1999. During Fiscal Year 1998, the Company purchased 29,117 shares of its common stock. Of such shares, 10,735 shares have been retired and 18,382 shares recorded as treasury shares at cost. During Fiscal Year 1997, the Company purchased 53,027 shares of its common stock from certain stockholders for approximately $919,023. Such shares were recorded as treasury stock at cost and all such shares were retired during Fiscal Year 1997. Treasury shares were purchased at the then estimated fair values.

         In connection with the equity investment described in Note 3, 5,585,186 shares of Common Stock were redeemed at $16.00 per share for aggregate consideration of $89.4 million as of June 28, 1997. Additionally, as discussed in Note 3, RFM Acquisition has a 25-year option to purchase 3,606,881 shares of the Company's common stock at $12.11 per share, subject to certain adjustments. On the Merger Effective Date, RFM Acquisition's options are expected to be purchased by Safeway for a payment in cash and stock equal to the product of (a) the number of shares underlying the options multiplied by (b) $41.75 less the exercise price.

         STOCK PURCHASE AND OPTION PLAN - During Fiscal Year 1999, the Company adopted the Amended and Restated 1997 Stock Purchase and Option Plan for key employees of the Company (the "1997 Plan"). The 1997 Plan authorizes grants of stock and stock options covering 2.75 million shares of the Company's common stock. Grants or awards under the 1997 Plan may take the form of purchased stock, restricted stock, non-qualified stock options, or other types of rights specified in the 1997 Plan and are typically issued at prices greater than or equal to the fair market value of the Company's common stock at the time of such grants and awards.

         During Fiscal Year 1998, the Company sold approximately 589,000 shares of common stock under the 1997 Plan to key executives and certain members of management at prices ranging from $12.11 to $12.61 per share. During Fiscal Year 1999, the Company sold 137,875 shares of common stock under the 1997 Plan at prices ranging from $12.96 to $13.57 per share. As consideration, the Company accepted payment of cash or a combination of cash and notes receivable from the purchasers. The notes receivable bear interest at rates ranging from 4.5% to 6.1% per annum. At June 26, 1999 and June 27, 1998, the Company held notes receivable from management stockholders in the aggregate amount of approximately $6.4 million and $6.2 million, respectively. Such notes receivable are shown as a reduction of stockholders' equity in the accompanying consolidated balance sheets.

         STOCK OPTION AND RESTRICTED STOCK PLAN - The Company has adopted the Randall's Food Markets, Inc. Stock Option and Restricted Stock Plan which provides for the issuance of incentive stock options, nonqualified stock options and restricted stock to the Company's key employees and directors. A total of 1,500,000 shares of the Company's common stock, subject to an antidilution adjustment, may be issued under this plan as determined by the Executive Committee of the Board of Directors. All options granted through June 28, 1997, were exercisable for a ten-year period. At June 26, 1999, approximately 722,631 shares of common stock were available for future issuances of options or restricted stock under this plan.

         During December 1994, the Company granted options to purchase the Company's common stock to certain employees. The number of shares which may be issued to the employees is based on the estimated fair value of the common stock at each vesting date. These options vest at $300,000 of total value on December 31, 1995, 1996 and 1997, and $200,000 of total value on December 31, 1998 and 1999. During Fiscal Year 1999, 9,132 shares vested with an exercise price of $10.95. During Fiscal Year 1998, 13,334 shares vested with an exercise price of $15.00. During Fiscal Year 1997, 25,209 shares vested with an exercise price of $11.90. During Fiscal Year 1996, 31,086 shares vested with an exercise price of $9.65. During Fiscal Year 1998, 43,697 of such options were cancelled. The unvested portion of the grant would be issuable into approximately 19,879 shares of common stock based on the most recent estimated fair value. The difference between the exercise price and the estimated fair value at the measurement dates was not significant. During Fiscal Year 1998, the Company granted 86,000 shares of restricted stock. The $903,000 estimated aggregate fair value of the restricted stock is being recognized as compensation expense over two years, the period in which the restrictions lapse.

         During Fiscal Year 1996, the Company granted certain employees options to purchase 37,500 shares of the Company's common stock at an exercise price of $10.75 per share, the estimated fair value of the stock at the grant date. The options were fully vested at the date of grant and were exercisable at June 29, 1996.

         During Fiscal Year 1997, the Company granted certain employees 139,382 shares of restricted stock, of which 5,000 have been forfeited. The $2.4 million estimated aggregate fair value of the restricted stock was recognized as compensation expense in the Fiscal Year ended June 28, 1997. In addition, these employees were granted options to purchase 523,355 shares, of which 27,545 have been forfeited in Fiscal Year 1997, 55,090 in Fiscal Year 1998 and 11,018 in Fiscal Year 1999, of the Company's common stock. The exercise price of such options is $18.15, the estimated fair value at the date of grant. These options become exercisable on September 30, 2000 and expire on September 30, 2006.

         Stock option activity under the Company's plans for the three years ended June 26, 1999, June 27, 1998 and June 28, 1997 are summarized below:


                                              1999                               1998                            1997
                                  -----------------------------        --------------------------     ---------------------------
                                                   WEIGHTED-AVG                      WEIGHTED-AVG                    WEIGHTED-AVG
                                   SHARES            EXERCISE          SHARES          EXERCISE       SHARES           EXERCISE
                                                      PRICE                             PRICE                            PRICE
                                                      -----                             -----                            -----
Stock options outstanding,
   beginning of year ..........   1,892,496        $  13.42            635,044        $  16.76        137,634        $  11.16
Change in option value ........      (1,043)                            (4,794)                        19,100
Changes during the year:
Granted (per share):
     1999, $12.73 to
        $14.50 ................     811,857           13.20
     1998, $10.50 to
        $12.61 ................                                      1,404,106           12.02
     1997, at $18.15                                                                                  523,355           18.15
Exercised/forfeited
   (per share):
      1999, at $12.73
        to $12.96 .............     (13,178)
      1998, at $10.50
        to $12.48 .............    (103,355)                           (38,073)
      1997, at $18.15 .........     (11,018)                           (55,090)                       (27,545)
      1996, at $10.75 .........                                         (5,000)                       (17,500)
      1995, $9.65 to
        $15.00 ................                                        (43,697)
                                  ---------                          ---------                       --------
Stock options
   outstanding, end of
   year .......................   2,575,759            13.40         1,892,496           13.42         635,044       16.63
                                  =========                          =========                         =======
Stock options
   exercisable, end of
   year .......................     683,688            12.22           309,436           11.99          96,296       11.58
                                  =========                          =========                         =======
Weighted Average fair
   value of options
   granted during the year ....                    $    4.08                          $   5.10                       $   8.88


         The following table summarizes information about stock options outstanding at June 26, 1999.


                                     OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                                     -------------------                              -------------------
       RANGE OF                   NUMBER        WEIGHTED-AVG     WEIGHTED-AVG        NUMBER        WEIGHTED-AVG
    EXERCISE PRICES            OUTSTANDING        REMAINING        EXERCISE        EXERCISABLE        EXERCISE
    ---------------          AT JUNE 26, 1999  CONTRACTUAL LIFE     PRICE       AT JUNE 26, 1999       PRICE
                             ----------------  ----------------  ------------   ----------------   ------------
 $9.65 to $18.03......           2,146,057         8.7 years        $12.45           707,134          $12.30
 $18.04 to $18.15.....             429,702         7.3 years        $18.15                --              --
 $9.65 to $18.15......           2,575,759         8.5 years        $13.40           707,134          $12.30


         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for Fiscal Years 1999, 1998 and 1997 respectively: risk-free interest rates of 5.0, 5.8 and 6.7 percent; dividend yield of 0.0 percent for all years, expected lives of 10 years for all options; and volatility of 0.0 percent for all years.

         Stock-based compensation costs would have reduced net income by approximately $2.3 million, $1.7 million and $800,000 in Fiscal Year 1999, Fiscal Year 1998 and Fiscal Year 1997, respectively, if the fair value of the options granted in those years had been recognized as compensation expense over the vesting period of the grants.

         Certain of the Company's Directors and employees own common stock and stock options. Immediately prior to the consummation of the Merger discussed in Note 2, all stock options issued under the 1997 Plan and the Stock Option and Restricted Stock Plan will become fully exercisable and generally will be canceled in exchange for a per share payment in cash and stock equal to $41.75 less the applicable exercise price. The resulting amount would be paid in cash and Safeway stock in the same proportion as paid to shareholders in the Merger. In determining the number of shares of Safeway stock to which each option holder will be entitled, $52 1/8 is used as the price of Safeway common stock, regardless of the actual market price of Safeway stock at that time. As part of the Merger, some holders of stock options will, at the discretion of the Company and Safeway (as the two companies will mutually agree), have the opportunity to convert their stock options into options to purchase Safeway common stock as an alternative to receiving cash and Safeway common stock for their stock options.

         In addition to the foregoing, immediately prior to the consummation of the Merger, the Company will cause all restricted Company stock held by certain individuals to become fully vested and will cause all restrictions on transferability imposed thereon by any agreement to lapse immediately. In the Merger, these shares of Company stock will be treated in the same manner as all other outstanding shares of Company stock.

         In connection with the equity investment described in Note 3, 5,585,186 shares of Common Stock were redeemed at $16.00 per share for aggregate consideration of $89.4 million as of June 28, 1997. Additionally, as discussed in Note 3, RFM Acquisition has a 25-year option to purchase 3,606,881 shares of the Company's common stock at $12.11 per share, subject to certain adjustments. On the Merger Effective Date, RFM Acquisition's options are expected to be purchased by Safeway for a payment in cash and stock equal to the product of (a) the number of shares underlying the options multiplied by (b) $41.75 less the exercise price.

11. LEASE COMMITMENTS

         LEASES - Minimum rental commitments for future periods are as follows (in thousands):


                                                        OPERATING      CAPITAL
         FISCAL YEAR ENDING                               TOTAL         LEASES        LEASES
         ------------------                             ---------      -------        ------

              2000                                      $ 51,115       $ 41,342      $  9,773
              2001                                        52,615         42,842         9,773
              2002                                        50,803         42,236         8,567
              2003                                        48,908         41,227         7,681
              2004                                        47,897         40,273         7,624
              Thereafter                                 505,861        429,437        76,424
                                                        --------        -------        ------
                                                        $757,199       $637,357       119,842
                                                        ========       ========
         Amount representing interest                                                  58,486
                                                                                       ------
         Present value of net minimum lease payments including
         current maturities of $3,856:                                               $ 61,356
                                                                                     ========

The Company leases substantially all of its store facilities and some equiptment. Included in the above operating lease commitments are future minimum rentals to the joint ventures discussed in Note 6 aggregating approximately $2.9 million. The store leases generally cover an initial term of 20 to 30 years with renewal options for 5 to 15 additional years. Most leases require the payment of fixed minimum rentals as well as payment of property taxes and insurance, or a percentage of sales, whichever is greater.

         Included in selling, general, and administrative expense for the Fiscal Years ended June 26, 1999, June 27, 1998 and June 28, 1997 is rent expense comprised of the following (in thousands):


                                     1999             1998          1997
                                     ----             ----          ----
         Minimum rental ........... $55,845          $50,254       $47,073
         Percentage rental ........     757              744           939
                                    -------          -------       -------
                                    $56,602          $50,998       $48,012
                                    =======          =======       =======


12. COMMITMENTS AND CONTINGENCIES

         MSP LITIGATION - Following the Company's acquisition of Cullum Companies, Inc. in August 1992, the Company terminated the Cullum's Management Security Plan for Cullum Companies, Inc. ("the MSP"). In respect of such termination, the Company paid MSP participants the greater of (i) the amount of such participant's deferral or (ii) the net present value of the participant's accrued benefit, based upon the participant's current salary, age and years of service. Thirty-five of the former MSP participants have instituted a claim against the Company on behalf of all persons who were participants in the MSP on its date of termination (which is alleged by plaintiffs to be approximately 250 persons). On June 16, 1998, the Court certified the case as a class action for the limited issue of determining if the MSP was an exempt "top hat plan" (a plan which is unfunded and maintained by an employer primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees). The Court defined the class as all persons who, on the date of the termination of the MSP, were participants in the MSP and were employed by Randall's Food Markets, Inc. The trial of the limited class action issue was conducted before the Court, sitting without a jury, on October 26, 1998. On February 18, 1999, the Court ruled on the limited class action issue finding that the MSP was not an exempt top hat plan. On April 8, 1999, the plaintiffs filed a new Motion for Class Certification, seeking class action treatment on all remaining issues. In addition, the plaintiffs have provided to the Company schedules indicating that they may claim damages on behalf of the class ranging from $65.1 million to $67.7 million, prejudgement interest ranging from $28.1 million to $29.3 million and attorneys' fees. In addition, they have calculated that if their damages in these amounts had been invested to earn a rate of return achieved by the Standards & Poors 500 Index since December 31, 1992, they would be entitled to an additional amount of approximately $100 million. On July 13, 1999, the Court announced its decision to certify the same class for the purpose of trying all remaining issues in the case, principally damages. The Court ordered that no class member would be permitted to opt out and directed plaintiffs' counsel to mail written notice of the pendency of the case to all class members within 30 days. On July 14, 1999, the Court issued a scheduling order setting the case for trial on November 22, 1999. Based upon current facts, the Company is unable to estimate any meaningful range of possible loss that could result from an unfavorable outcome of the MSP litigation. It is possible that the Company's results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially affected by an ultimate unfavorable outcome of the MSP litigation.

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

          EEOC LITIGATION - On June 5, 1997, the U.S. District Court for the Southern District of Texas granted a joint motion by the Company and the Equal Employment Opportunity Commission (the "EEOC") for entry of a consent decree (the "Consent Decree") settling a charge by the EEOC Commissioner filed in 1989 that the Company violated Title VII of the Civil Rights Act of 1964, as amended. The Consent Decree provides that between January 1, 1988 and December 31, 1992 the Company violated Title VII by (i) failing to hire African American, Hispanic and female applicants for entry-level jobs, (ii) segregating female and Hispanic employees, (iii) failing to select African Americans and women for the Grocery Management Training Program and (iv) failing to maintain required records. Under the terms of the Consent Decree, the Company is required to pay $2.3 million, representing back pay and interest, into a fund to be divided among entry-level claimants, and $0.2 million into a fund to be divided among grocery department management trainee claimants. The Company will bear the costs of administering the settlement, which the Company estimates to be approximately $0.8 million. At June 28, 1997, the Company reserved $3.3 million for expected expenditures in connection with the EEOC settlement and as of June 26, 1999, approximately $41,000 of such accrual remained. Qualified promotion claimants will be placed on a preferential promotion list from which future promotions will be made by the Company. The Consent Decree includes certain requirements to properly notify potential claimants and certain enhanced reporting requirements. The Consent Decree will be effective for a two-year period, except that the obligations to distribute back pay, offer employment, retain information and make reports will extend beyond the two-year term.

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

         The Company and Jade filed motions with the trial court judge to disregard the jury's verdict. On November 19, 1998, the trial court judge overturned the jury's verdict, entered judgement in favor of the Company and Jade, ordered that the plaintiffs recover nothing and ordered that the plaintiffs pay the Company and Jade all of their court costs. On December 18, 1998, the plaintiffs filed a motion for a new trial. On February 2, 1999, the trial court judge denied such motion by operation of law. On February 16, 1999, the plaintiffs filed their notice of appeal with the court. The plaintiffs filed their brief with the Court of Appeals on July 5, 1999. The Company's brief is due at least ten days prior to oral argument, which is not expected to occur before October 1999. Although the outcome of this matter cannot be predicted with certainty, management believes an unfavorable outcome will not have a material adverse effect on the Company, its operations, its financial condition or its cash flows.

         Other than the foregoing matters, the Company believes it is not a party to any pending legal proceedings, including ordinary litigation incidental to the conduct of its business and the ownership of its property, the adverse determination of which would have a material adverse effect on the Company, its operations, its financial condition, or its cash flows.

         INSURANCE - The Company maintains a self-insurance program covering portions of workers' compensation (employee safety program) a Company sponsored employee injury and disability program (Randall's Employee Safety Plan), designed to replace the State's workers compensation program, and general and automobile liability costs. The amounts in excess of the self-insured levels are fully insured. Self-insurance accruals are based on claims filed and an estimate for significant claims incurred but not reported.

         COMMITMENTS - The Company has entered into severance and employment agreements with certain officers and employees. Expected severance payments and postemployment benefits in the amount of approximately $2.1 million and $1.8 million are accrued in the accompanying consolidated financial statements as of June 26, 1999 and June 27, 1998, respectively.

         In connection with the Company's capital expenditure program, as of June 26, 1999, the Company had commitments to make $57.8 million in capital expenditures.

         The Company is continually evaluating possible additional site locations and related financing opportunities.

13.      SUPPLEMENTAL CASH FLOW DISCLOSURES

         Supplemental cash flow information with respect to payments of interest and income taxes made for Fiscal Year 1999, Fiscal Year 1998 and Fiscal Year 1997 are as follows (in thousands):


                                                                             1999        1998        1997
                                                                           -------     -------     -------

         Interest paid............................................         $32,195     $22,310     $37,542
         Income taxes paid........................................          22,250       6,300      17,700


         The Company incurred capital lease obligations of $8.8 million in Fiscal Year 1997 and no obligations for Fiscal Year 1999 and Fiscal Year 1998.

         In connection with the 1997 Plan, the Company sold stock to key executives and certain members of management during Fiscal Year 1999 for cash or a combination of cash and notes receivable. At June 26, 1999, the notes receivable had an aggregate amount of $6.4 million.

14. UNAUDITED QUARTERLY FINANCIAL INFORMATION


                                                                       Quarter Ended
                                                 --------------------------------------------------------
                                                 October 17,      January 9,        April 3,      June 26,
                                                     1998           1999              1999          1999
                                                 -----------      ----------        --------      --------
                                                                      (In thousands)
YEAR ENDED JUNE 26, 1999:
     Net sales                                     $766,741        $627,583         $602,917      $587,848
     Gross profit                                   213,861         174,433          166,413       168,573
     Operating income                                24,874          27,804           26,995        28,279
     Net income                                       8,186          11,280           10,810        11,965



                                                                       Quarter Ended
                                                 --------------------------------------------------------
                                                 October 17,     January 10,        April 4,      June 27,
                                                     1998           1999              1998          1998
                                                 -----------     -----------        --------      --------
                                                                      (In thousands)
YEAR ENDED JUNE 27, 1998:
     Net sales                                     $719,377        $579,916         $552,524      $567,207
     Gross profit                                   197,140         157,210          153,024       157,149
     Operating income                                18,044          21,355           16,604        15,411
     Net income                                       3,742           7,845            4,862         4,284


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None
PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Set forth below are the names, ages and positions with the Company of directors and executive officers of the Company, together with certain other key personnel. The Board of Directors will be subject to change from time to time.


Name                                                             Age                              Position
----                                                             ---                              --------

Robert R. Onstead...........................................      68    Chairman Emeritus
R. Randall Onstead..........................................      43    Chairman of the Board and Chief Executive Officer
Douglas G. Beckstett........................................      47    Senior Vice President, Human Resources
Michael M. Calbert..........................................      36    Senior Vice President and Chief Financial Officer
Frank Lazaran...............................................      42    Senior Vice President, Sales and Merchandising
D. Mark Prestidge...........................................      40    Senior Vice President, Store Operations
J. Russell Robinson.........................................      57    Senior Vice President, Chief Information Officer
Joe R. Rollins..............................................      43    Senior Vice President, Real Estate and Assistant Secretary
Lee E. Straus...............................................      50    Senior Vice President, Finance, Secretary and Treasurer
Henry R. Kravis.............................................      55    Director
George R. Roberts...........................................      55    Director
Paul E. Raether.............................................      53    Director
James H. Greene, Jr.........................................      48    Director
Nils P. Brous...............................................      35    Director
A. Benton Cocanougher.......................................      61    Director


         ROBERT R. ONSTEAD is a co-founder of the Company and served as its Chairman from 1966 through July 1998. Mr. Onstead attended the University of North Texas.

         R. RANDALL ONSTEAD was elected President and Chief Executive Officer of the Company in April 1996 and became Chairman of the Board and Chief Executive Officer in July 1998. He has been a Director of the Company for 13 years and has been with the Company for 21 years. From 1986 to April 1996, Mr. Onstead served as President and Chief Operating Officer. Prior to 1986, Mr. Onstead was Assistant Grocery Buyer for five years after serving in various management positions since 1978. He has a B.S. degree in Marketing from Texas Tech University and has attended Harvard Business School's Management Development Program.

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

         D. MARK PRESTIDGE was appointed Senior Vice President of all store operations in November 1998. In March 1996, Mr. Prestidge was named President of the Tom Thumb Stores Division. From April 1994 to 1996, Mr. Prestidge served as Division Vice President, Tom Thumb Stores Division after serving for two years as a Vice President/District Manager of the Division. From 1980 to 1992, he served in various store management positions at the Company. Mr. Prestidge has attended Harvard Business School's Management Development Program.

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

         JOE R. ROLLINS was promoted to Senior Vice President, Real Estate in August 1996, after serving 12 years as Vice President, Real Estate. From 1978 to 1984, he served as Real Estate Manager for Kroger in Houston. Mr. Rollins is responsible for new store site evaluation and acquisition, leasing arrangements for stores, warehouses and other facilities and facilities planning. In addition, he negotiates the purchase and sale of real property. Mr. Rollins has a B.B.A. degree from Texas Tech University.

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

         HENRY R. KRAVIS is a managing member of KKR & Co. LLC, the limited liability company which serves as the general partner of KKR. He is also a director of Accuride Corporation, Amphenol Corporation, Borden, Inc., The Boyds Collection, Ltd., Evenflo Company Inc., The Gillette Company, IDEX Corporation, KinderCare Learning Centers, Inc., KSL Recreation Corporation, Newsquest plc, Owens-Illinois, Inc., PRIMEDIA Inc., Regal Cinemas, Inc., Safeway Inc., Sotheby's Holdings, Inc. and Spalding Holdings Corporation.

         GEORGE R. ROBERTS is a managing member of KKR & Co. LLC, the limited liability company which serves as the general partner of KKR. He is also a director of Accuride Corporation, Amphenol Corporation, AutoZone, Inc., Borden, Inc., The Boyds Collection, Ltd., Evenflo Company Inc., IDEX Corporation, KinderCare Learning Centers, Inc., KSL Recreation Corporation, Owens-Illinois, Inc., PRIMEDIA Inc., Regal Cinemas, Inc., Safeway Inc. and Spalding Holdings Corporation.

         PAUL E. RAETHER is a member of KKR & Co. LLC, the limited liability company which serves as the general partner of KKR. He is also a director of Bruno's, Inc., IDEX Corporation and KSL Recreation Corporation.

         JAMES H. GREENE, JR. is a member of KKR & Co. LLC, the limited liability company which serves as the general partner of KKR. He is also a director of Accuride Corporation, Bruno's, Inc., Owens-Illinois, Inc., and Safeway Inc.

         NILS P. BROUS has been an executive of KKR since 1992. Prior thereto, he was an associate at Goldman, Sachs & Co. Mr. Brous is also a director of KinderCare Learning Centers, Inc. and Nexstar Financial Corporation.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table presents certain summary information concerning compensation paid or accrued by the Company for services rendered in all capacities for Fiscal Year 1999 for (i) the Chief Executive Officer of the Company during such Fiscal Year, (ii) the Chairman of the Board of the Company during such Fiscal Year and (iii) each of the four other most highly compensated executive officers of the Company, determined as of June 26, 1999 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

                                             ANNUAL COMPENSATION                  LONG TERM COMPENSATION
                               ---------------------------------------------   ----------------------------
                                                                                                 SECURITIES
                               FISCAL                         OTHER ANNUAL       RESTRICTED      UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION     YEAR    SALARY     BONUS     COMPENSATION(1)   STOCK AWARDS(2)     OPTIONS     COMPENSATION
---------------------------     ----   --------   --------   ---------------   ---------------   ----------    ------------
R. Randall Onstead ...........  1999   $463,078   $694,617      $  5,401                -          100,000             -
Chairman of the Board and       1998    425,000    425,000        78,324                -          371,595             -
Chief Executive Officer         1997    375,192    185,589         9,807         $103,480(4)             -      $169,064(3)

Michael M. Calbert ...........  1999    233,654    350,481        12,358                -           41,476             -
Senior Vice President and       1998    197,115    197,115        18,756                -           77,877             -
Chief Financial Officer         1997    175,000    133,000        11,289           58,382(4)         6,667             -

D. Mark Prestidge ............  1999    196,443    294,664        27,158                -           30,000             -
Senior Vice President,          1998    174,038    174,038        11,096                -           51,610             -
Store Operations                1997    138,558     25,000        14,618           12,110(4)             -             -

Frank Lazaran ................  1999    186,923    280,385        46,089                -           30,000             -
Senior Vice President,          1998    178,077    178,077       109,633                -           51,610             -
Sales and Merchandising         1997          -          -             -                -                -             -

Lee E. Straus ................  1999    186,923    280,385        24,290                -           20,000             -
Senior Vice President,          1998    178,077    178,077         3,524                -           51,610             -
Finance, Secretary and          1997    153,846     71,731         3,500           46,708(4)             -             -
Treasurer

(1) The amounts shown in this column represent annual payments for reimbursement of moving expenses, medical expenses and/or country club dues.

(2) As of June 28, 1997, the aggregate number and value of the Company's restricted stock for all executive officers was 34,408 shares with a value of $416,681 based on the purchase price of the Common Stock in the Recapitalization.

(3) Includes income recognized by such executive upon the purchase of a whole life insurance policy for the benefit of such executive.

(4) Includes income recognized upon the vesting of restricted Common Stock as of the closing of the Recapitalization.

STOCK OPTION AND RESTRICTED STOCK PLAN

         The Company Stock Option and Restricted Stock Plan (the "Stock Plan") provides for participation by key executives who are selected by the Company's Executive Committee. There are 1.5 million shares available for awards under the Stock Plan. To date, the following options have been granted: options to purchase 23,952 shares at $9.65 per share; options to purchase 16,806 shares at $11.90 per share; options to purchase 15,000 shares at $10.75 per share; options to purchase 13,334 shares at $15.00 per share; options to purchase 9,132 shares at $10.95 per share; options to purchase 429,702 shares at $18.15 per share; options to purchase 85,707 shares at $10.50 per share; options to purchase 117,232 shares at $14.50 per share; and options to purchase 6,476 shares at $15.44 per share. As of June 26, 1999 approximately 76,610 shares subject to options were exercisable.

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

         The number of options in each tranche of formula grants is determined by dividing $100,000 by the value of a share of Common Stock at successive calendar year ends. The exercise prices which have been fixed as of the present time are $9.65 for options granted on December 31, 1994, $11.90 for options granted on December 31, 1995 and $15.00 for options granted on December 31, 1996 for each of Messrs. Calbert and Straus; and, $10.95 for options granted on December 31, 1997 and $15.44 for options granted on December 31, 1998 to Mr. Calbert.


1997 STOCK PURCHASE AND OPTION PLAN

         The 1997 Plan provides for the issuance of 2.75 million shares of authorized but unissued or reacquired shares of Common Stock, subject to adjustment to reflect certain events such as stock dividends, stock splits, recapitalizations, mergers or reorganizations of or by the Company. The 1997 Plan is intended to assist the Company in attracting and retaining employees of outstanding ability and to promote the identification of their interests with those of the stockholders of the Company. The 1997 Plan permits the issuance of Common Stock (the "1997 Plan Purchase Stock") and the grant of Non-Qualified Stock Options and Incentive Stock Options (the "1997 Plan Options") to purchase shares of Common Stock and other stock-based awards (the issuance of 1997 Plan Purchase Stock and the grant of 1997 Plan Options and other stock-based awards pursuant to the 1997 Plan being a "1997 Plan Grant"). In addition, it is expected that loans of up to approximately $8.0 million (including $6.4 million outstanding as of June 26, 1999) in the aggregate will be made to employees to finance purchases of Common Stock pursuant to the 1997 Plan. These loans will be secured by pledges to the Company of Common Stock owned by such employees. Unless sooner terminated by the Company's Board of Directors, the 1997 Plan will expire ten years after its approval by the Company's stockholders. Such termination will not affect the validity of any 1997 Plan Grant outstanding on the date of the termination.

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

         During Fiscal Year 1999, the Company sold approximately 137,875 shares of common stock under the 1997 Plan to the Board of Directors, key executives and certain members of management at prices ranging from $12.96 to $13.57 per share. As consideration, the Company accepted payment of cash or a combination of cash and notes receivable from the purchasers. The notes receivable bear interest at rates ranging from 4.5% to 6.1% per annum. At June 26, 1999, the Company held notes receivable from management stockholders in the aggregate amount of approximately $6.4 million. Such notes receivable are shown as a reduction of stockholders' equity in the accompanying condensed consolidated balance sheet.

         The following Option Grants Table sets forth, as to the Named Executive Officers, certain information relating to stock options granted during Fiscal Year 1999:

                                                     INDIVIDUAL GRANTS                                POTENTIAL REALIZABLE
                                 --------------------------------------------------------------         VALUE AT ASSUMED
                                  NUMBER OF         % OF TOTAL                                        ANNUAL RATES OF STOCK
                                  SECURITIES       OPTIONS/SARS                                       PRICE APPRECIATION FOR
                                  UNDERLYING        GRANTED TO       EXERCISE OR                         OPTION TERM (1)
                                   OPTIONS/        EMPLOYEES IN       BASE PRICE     EXPIRATION    --------------------------
NAME                             SARS GRANTED      FISCAL YEAR          ($/SH)          DATE         5% ($)          10% ($)
----                             ------------      ------------      -----------     ----------    ----------      ----------
R. Randall Onstead..........       100,000             12.3%            $12.96       12/30/2008    $1,065,993      $2,664,626
Michael M. Calbert..........        35,000              4.3              12.96       12/31/2008     1,004,147       1,563,669
                                     6,476              0.8              15.44       12/31/2004       152,834         197,560
D. Mark Prestidge...........        30,000              3.7              12.96       12/30/2008       860,698       1,340,288
Frank Lazaran...............        30,000              3.7              12.96       12/30/2008       860,698       1,340,288
Lee E. Straus...............        20,000              2.5              12.96       12/30/2008       573,799         893,525

-----------

(1) The value of the Common Stock was $18.03 based upon an appraisal of the Common Stock for purposes of the Company's ESOP/401k Savings Plan as of April 3, 1999. Based upon the exercise prices, the amounts shown in these columns are the potential realizable value of options granted at assumed rates of stock price appreciation (5% and 10%, as set by the executive compensation disclosure provisions of the rules of the Securities and Exchange Commission) compounded annually over the option term and have not been discounted to reflect the present value of such amounts. The assumed rates of stock price appreciation are not intended to forecast the future appreciation of the Common Stock.

AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1998 AND OPTION VALUES AS OF JUNE 26, 1999

         The following table sets forth certain information concerning the number of stock options held by the Named Executive Officers as of June 26, 1999, and the value of in-the-money options outstanding as of such date.

                                                                                  NUMBER OF
                                                                                  SECURITIES
                                                                                  UNDERLYING             VALUE OF
                                                                                  UNEXERCISED       UNEXERCISED IN-THE-
                                                                                 OPTIONS AS OF        MONEY OPTIONS AS
                                       NUMBER OF SHARES                          JUNE 26, 1999        OF JUNE 26, 1999
                                         ACQUIRED ON                             (EXERCISABLE/          (EXERCISABLE/
NAME                                       EXERCISE         VALUE REALIZED       UNEXERCISABLE)      UNEXERCISABLE) (1)
----                                   ----------------     --------------      ---------------     -------------------
R. Randall Onstead..............              0                   0             181,971/289,624      922,593/1,468,394
Michael M. Calbert..............              0                   0              73,729/72,670        421,766/357,719
D. Mark Prestidge...............              0                   0              30,644/50,966        155,365/258,398
Frank Lazaran...................              0                   0              30,644/50,966        155,365/258,398
Lee E. Straus...................              0                   0              54,357/44,299        310,537/224,596

-----------

(1) The value of the Common Stock was $18.03 based upon an appraisal of the Common Stock for purposes of the Company's ESOP/401k Savings Plan as of April 3, 1999.

         In Fiscal Year 1998, the Company issued certain employees 86,000 shares of restricted Common Stock, of which 4,000 have been forfeited. During Fiscal Year 1999, 4,000 restricted Common Stock were forfeited.

         Certain of the Company's Directors and employees own common stock and stock options. Immediately prior to the consummation of the Merger, all stock options issued under the 1997 Plan and the Stock Option and Restricted Stock Plan will become fully exercisable and generally will be canceled in exchange for a per share payment in cash and stock equal to $41.75 less the applicable exercise price. The resulting amount would be paid in cash and Safeway stock in the same proportion as paid to shareholders in the Merger. In determining the number of shares of Safeway stock to which each option holder will be entitled, $52 1/8 is used as the price of Safeway common stock, regardless of the actual market price of Safeway stock at that time. As part of the Merger, some holders of stock options will, at the discretion of the Company and Safeway (as the two companies will mutually agree), have the opportunity to convert their stock options into options to purchase Safeway common stock as an alternative to receiving cash and Safeway common stock for their stock options.

         In addition to the foregoing, immediately prior to the consummation of the Merger, the Company will cause all restricted Company stock held by certain individuals to become fully vested and will cause all restrictions on transferability imposed thereon by any agreement to lapse immediately. In the Merger, these shares of Company stock will be treated in the same manner as all other outstanding shares of Company stock.

BONUS PLANS

         Prior to the Recapitalization, the Company maintained a bonus plan covering different executive populations at and above the district vice president level. Bonus payments under these plans were part cash and part stock and were keyed to relevant performance factors within each group. The maximum bonuses ranged from 40% of annual base salary for certain vice presidents to 100% of annual base salary for the most senior executives. Performance criteria are a combination of corporate performance, individual and district or division goals, as appropriate. The Company adopted a new bonus plan for Fiscal Year 1998 which replaced the old bonus plan. Under the new plan, separate bonus programs have been established for (i) officer (including Named Executive Officers), administrative department directors and key managers, (ii) store directors and department managers, (iii) pharmacists, (iv) merchandisers; (v) in-store service personnel and (vi) pricing coordinators. The bonus payments will consist solely of cash payments and will be keyed to different performance measures for each eligible employee group. For example, bonus payments to officers (including Named Executive Officers), administrative department directors and key managers will be based upon achievement of yearly EBITDA and same-store sales targets. The new bonus programs are not set forth in any formal documents.

RETIREMENT PLANS

         The Company maintains two qualified retirement plans. One, Randall's Hourly Employees' Retirement Plan, is a defined benefit pension plan. The other plan is the Randall's Food Markets, Inc. ESOP/401k Savings Plan ("ESOP"), which currently holds 1,875,946 shares of Common Stock. The ESOP provides for pass through voting with respect to a potential change in control. During Fiscal Year 1999, the ESOP purchased 4,194 shares of the Company's common stock. Although it will no longer acquire shares of Common Stock, the Company has combined the ESOP with a 401(k) plan option with diversified investment alternatives. The Company also maintained the nonqualified Key Employee Stock Purchase Plan (the "KeySOP") which provided benefits to key employees and highly compensated employees whose benefits under the ESOP are limited due to Internal Revenue Code requirements. The KeySop was terminated effective September 30, 1997.

EMPLOYEE WELFARE BENEFITS AND RETIREE INSURANCE BENEFITS

         The Company provides welfare and other benefits only for its full-time employees. In addition to medical insurance, the Company also provides other standard benefits such as paid vacation and holidays, life insurance, sick pay and long-term disability coverage for eligible employees. The Company is self-insured with respect to health benefits for its employees. The long-term disability coverage and life insurance for eligible employees is fully insured. The Company has a stop loss policy in effect with respect to its self-insured medical plan and is reimbursed by the stop loss carrier for all claims that exceed the stop loss level, which is $200,000 for calendar 1998. Reimbursement for stop loss claims is handled by the third party administrator who pays all medical claims. In the event charges for any eligible employee exceeds $200,000 in one plan year, the third party administrator pays the claim for the plan and then submits the claim to the carrier for reimbursement. Total medical claims paid by the Company in calendar 1998, net of claims reimbursed by the stop loss carrier, were approximately $23.6 million.

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

         R. RANDALL ONSTEAD. The Employment Agreement with R. Randall Onstead provides that Mr. Onstead will serve as President and Chief Executive Officer, for which he will receive a minimum monthly base salary of $35,417. Pursuant to his Employment Agreement, Mr. Onstead was also granted options to purchase 371,594 shares of Common Stock at a price of $12.11 per share, with 50% of such shares to vest 20% per year over five years and the remaining 50% to vest based on the attainment of certain performance goals. In addition to receiving other benefits and perquisites available to similarly situated executives of the Company, Mr. Onstead was also extended a $750,000 line of credit by the Company which will be secured by his Common Stock and be payable 180 days after termination of his Employment Agreement to the extent not satisfied out of (i) any compensation due him and payable upon the termination of his employment and (ii) the proceeds from the disposition of Common Stock and options by him. This line of credit will bear interest at the applicable federal rate, which is published in a revenue ruling each month by the Internal Revenue Service. At June 26, 1999, Mr. Onstead had advances amounting to $400,000 on this line of credit.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information concerning beneficial ownership of shares of Common Stock as of June 26, 1999 by: (i) persons known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each person who is a director of the Company; (iii) each person who is a Named Executive Officer; and (iv) all directors and executive officers of the Company as a group.


NAME OF BENEFICIAL OWNER                                                                       BENEFICIAL     PERCENTAGE
------------------------                                                                      OWNERSHIP OF     OF CLASS
                                                                                              COMMON STOCK   OUTSTANDING(a)
                                                                                              ------------   --------------

KKR 1996 GP L.L.C.(b)                                                                           18,579,686        62.1%(c)
c/o Kohlberg Kravis Roberts & Co., L.P.
9 West 57th Street
New York, NY 10019
   Henry R. Kravis(b)(f)...............................................................              5,000           *
   George R. Roberts(b)(f).............................................................              5,000           *
   Paul E. Raether(b)(f)...............................................................              5,000           *
   James H. Greene(b)(f)...............................................................              5,000           *
   Nils P. Brous(b)(f).................................................................              5,000           *
Robert R. Onstead(d)(e)(f).............................................................          6,059,165          20.2%
Randall's Food Markets, Inc. Employee Stock Ownership Plan.............................          1,875,946           6.3%
R. Randall Onstead(d)..................................................................            209,224           *
Michael M. Calbert(d)..................................................................             44,025           *
D. Mark Prestidge(d)...................................................................             20,644           *
Lee E. Straus(d).......................................................................             20,644           *
Frank Lazaran(d).......................................................................             20,644           *
A. Benton Cocanougher (f)..............................................................             13,258           *
All directors and executive officers as group (16 persons).............................         25,054,222          83.5%

-----------

*        Less than one percent.

(a) The amounts and percentage of Common Stock beneficially owned are reported on the basis of regulations of the Commission governing the determination of beneficial ownership of securities. Under the rules of the Commission, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he has no economic interest. The percentage of class outstanding is based on the 30,007,484 shares of Common Stock outstanding as of June 26, 1999. In connection with the Recapitalization, the Company has agreed to certain indemnities for the benefit of RFM Acquisition which are payable in additional shares of Common Stock, and the percentages in the table do not reflect any issuances thereunder.

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

(c) KKR 1996 GP L.L.C. will own approximately 61.3% of the Common Stock on a fully diluted basis assuming exercise of the RFM Option and the completion of issuances of stock and options to certain members of management under the 1997 Plan. On the Merger Effective Date, RFM Acquisition's options are expected to be purchased by Safeway for a payment in cash and stock equal to the product of (a) the number of shares underlying the options multiplied by (b) $41.75 less the exercise price.

(d) Does not include shares of Common Stock held by these individuals as part of their participation in the ESOP.

(e) Includes shares held by Mr. Onstead's family partnership, his spouse and the Onstead Foundation.

(f) During Fiscal Year 1999, pursuant to the Company's 1997 Plan, Messrs. Robert R. Onstead, Henry R. Kravis, George R. Roberts, Paul
         E. Raether, James H. Greene, Nils P. Brous and A. Benton Cocanougher purchased 5,000 shares each of Common Stock and were granted options to purchase 10,000 each of Common Stock. The purchase price for such shares and the exercise price for the options were $12.96 per share. The options shall vest, with respect to 33 1/3% of the options, on each Vesting Date subject to the attainment of certain earnings targets by the Company. The purchase of such shares are reflected in the table. Immediately prior to the consummation of the Merger, all stock options issued under the 1997 Plan and the Stock Option and Restricted Stock Plan will become fully exercisable and generally will be canceled in exchange for a per share payment in cash and stock equal to $41.75 less the applicable exercise price. The resulting amount would be paid in cash and Safeway stock in the same proportion as paid to shareholders in the Merger. In determining the number of shares of Safeway stock to which each option holder will be entitled, $52 1/8 is used as the price of Safeway common stock, regardless of the actual market price of Safeway stock at that time. As part of the Merger, some holders of stock options will, at the discretion of the Company and Safeway (as the two companies will mutually agree), have the opportunity to convert their stock options into options to purchase Safeway common stock as an alternative to receiving cash and Safeway common stock for their stock options.

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

         At June 26, 1999, R. Randall Onstead had advances amounting to $400,000 of the $750,000 line of credit extended by the Company as discussed in Item 11 Employment Contracts. Interest on these advances at 4.62% at June 26, 1999 payable semi-annually beginning June 30, 1999.

         In connection with the Company's grant of $250,000 worth of restricted Common Stock (25,907 shares) to Michael Calbert on December 30, 1994, the Company loaned Mr. Calbert $100,000 on January 26, 1995 to pay related income taxes. So long as Mr. Calbert is in active employment during the 15 days before and after each payment date, the Company has agreed to forgive the scheduled repayments. The loan is evidenced by a promissory note, bears interest at 8% per annum and is payable in annual installments of $20,000 each, plus interest, beginning December 1, 1995 and ending December 1, 1999. The note is secured by the 25,907 shares, one-fifth of which are released each year beginning December 1, 1995. At June 26, 1999 the balance of such loan was $20,000 and 5,181 shares remained as security.

         The Company purchases uniforms and other merchandise from Coastal Athletic Supply ("Coastal"), which is majority owned by Ann and Preston Hill (Robert R. Onstead's daughter and son-in-law). Purchases from Coastal during Fiscal Years 1997, 1998 and 1999 were $1,152,483, $1,707,580 and $1,087,416, respectively. In addition, the Company guarantees the obligation of Coastal to Uniforms To You ("UTY") for merchandise purchased on the Company's behalf (the "Uniform Guaranty"). As of June 26, 1999, the obligation subject to the Uniform Guaranty was $71,878, with the same amount being the highest balances due with respect to such obligation for Fiscal Year 1999. The obligation subject to the Uniform Guaranty is not interest bearing.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  A.     Certain documents filed as part of Form 10-K

         None

  B.     Reports on Form 8-K

         On August 2, 1999, the Company filed a Form 8-K reporting that on July 22, 1999, the Company entered into an Agreement and Plan of Merger among the Company, Safeway Inc. ("Safeway"), and SI Merger Sub, Inc., a wholly owned subsidiary of Safeway ("Merger Sub"), pursuant to which the Company will become a wholly owned subsidiary of Safeway.

  C.     Exhibits

Exhibit
Number                                                Description of Document

12                  Computation of Ratio of Earnings to Fixed Charges

21                  List of Subsidiaries of Randall's Food Markets, Inc.

23.1                Consent of Deloitte & Touche LLP, independent accountants

27                  Financial Data Schedule

  D.     Financial statement schedules

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

                     RANDALL'S FOOD MARKETS, INC.



                     BY:    /s/ R. Randall Onstead, Jr.
                            -------------------------------------------------
                            Chairman of the Board and Chief Executive Officer
                            Date: September 10, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


   /s/ Michael M. Calbert            Senior Vice President and Chief Financial Officer  September 10, 1999
-------------------------------      (Principal Financial Officer and Principal
                                       Accounting Officer)



         DIRECTORS:                             DATE
         ----------                             ----

     /s/ Nils P. Brous               September 10, 1999
-------------------------------


 /s/ A. Benton Cocanougher           September 10, 1999
-------------------------------


  /s/ James H. Greene, Jr.           September 10, 1999
-------------------------------


    /s/ Henry R. Kravis              September 10, 1999
-------------------------------


 /s/ R. Randall Onstead, Jr.         September 10, 1999
-------------------------------


   /s/ Robert R. Onstead             September 10, 1999
-------------------------------


    /s/ Paul E. Raether              September 10, 1999
-------------------------------


   /s/ George R. Roberts             September 10, 1999
-------------------------------

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

         None.

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  EXHIBIT INDEX



Exhibit
  No.                            Description of Exhibit
------                           ----------------------

 2.1         Subscription Agreement dated as of April 1, 1997, among Randall's Food
             Markets, Inc. ("Randall's"), Robert R. Onstead and RFM Acquisition LLC
             ("RFM Acquisition"). (1)
 2.2         Letter Agreement dated as of April 1, 1997 between Randall's and RFM
             Acquisition relating to certain indemnification obligations of
             Randall's. (1)
 2.3         Letter Agreement dated as of June 18, 1997 between Randall's and RFM
             Acquisition relating to certain indemnification obligations of
             Randall's. (1)
 3.1         Amended and Restated Articles of Incorporation of Randall's. (1)
 3.2         By-Laws of Randall's. (1)
 4.1         Indenture dated as of June 27, 1997 between Randall's and Marine
             Midland Bank, as Trustee (the `Indenture'). (1)
 4.2         Form of 9 3/8% Senior Subordinated Note due 2007 (included in
             Exhibit 4.1). (1)
 4.3         Form of 9 3/8% Series B Senior Subordinated Note due 2007 (included in
             Exhibit 4.1). (1)
 4.4         First Supplemental Indenture to the Indenture, dated as of September 8,
             1997 between Randall's and Marine Midland Bank, as Trustee. (1)
10.1         Settlement Agreement among Randall's and the other parties named therein relating to the Randall's Food Markets, Inc. Employee Stock
             Ownership Plan. (1)
10.2         Voting, Repurchase and Shareholders Agreement, dated as of April 1,
             1997, between RFM Acquisition and the shareholders party thereto. (1)
10.3         Credit Agreement, dated as of June 27, 1997, among Randall's, the several lenders from time to time parties thereto, and The Chase
             Manhattan Bank, as administrative agent. (1)
10.4         Registration Rights Agreement, dated as of June 18, 1997, between RFM
             Acquisition and Randall's. (1)
10.5         Employment Agreement of Robert R. Onstead. (1)
10.6         Employment Agreement of R. Randall Onstead, Jr. (1)
10.7         Registration Rights and Repurchase Agreement dated as of August 24,
             1992 among Randall's, the Morgan Stanley Leveraged Equity Fund II, L.P.
             and certain other shareholders parties thereto. (1)
10.8         Shareholder Agreement dated March 29, 1984 among Randall's and John N.
             Frewin, Rosemary Frewin Gambino and certain other shareholders parties thereto. (1)
10.9         Shareholder Agreement dated April 8, 1985 among Randall's and John N.
             Frewin, Rosemary Frewin Gambino and certain other shareholders parties thereto. (1)
10.10        Randall's Food Markets, Inc. Corporate Incentive Plan. (1)
10.11(a)     Randall's Food Markets, Inc. Key Employee Stock Purchase Plan. (1)
10.11(b)     First Amendment to Randall's Food Markets, Inc. Key Employee Stock
             Purchase Plan. (1)
10.11(c)     Second Amendment to Randall's Food Markets, Inc. Key Employee Stock
             Purchase Plan. (1)
10.11(d)     Third Amendment to Randall's Food Markets, Inc. Key Employee Stock
             Purchase Plan. (1)
10.12        Supply Agreement dated as of August 20, 1993 between Fleming Foods of
             Texas, Inc. and Randall's. (1)
10.13        Amended and Restated 1997 Stock Purchase and Option Plan for Key
             employees of Randall's Food Markets, Inc. and Subsidiaries. (7)
10.14        Form of Management Stockholder's Agreement. (2)
10.15        Form of Non-Qualified Stock Option Agreement. (2)
10.16        Form of Sale Participation Agreement. (2)
10.17        Form of Pledge Agreement to be executed by certain employees of
             Randall's in connection with the 1997 Plan. (1)
10.18        Agreement dated December 31, 1980 between Topco Associates, Inc.
             (Cooperative) and Randall's. (1)
10.19        Stockholder's Agreement, dated February 3, 1998, among RFM Acquisition
             LLC, Randall's Food Markets, Inc., and A. Benton Cocanougher. (3)
10.20        Directors' Deferred Compensation Contract (4)




10.21        Ground Lease Agreement, dated as of September 10, 1998 between Brazos
             Markets Development, L.P. and Randall's Food & Drugs, Inc. and
             Randall's Food Markets, Inc. (5)
10.22        Facilities Lease Agreement, dated as of September 10, 1998 between
             Brazos Markets Development, L.P. and Randall's Food & Drugs, Inc. and
             Randall's Food Markets, Inc. (5)
10.23        Guarantee as of September 10, 1998 Re: Agreement for Ground Lease,
             Ground Lease Agreement, Agreement for Facilities Lease, Facilities
             Lease Agreement each between Brazos Markets Development, L.P., a
             Delaware Corporation, and Randall's Food & Drugs, Inc., a Delaware
             Corporation, and Randall's Food Markets, Inc., a Texas Corporation and
             each effective as of September 10, 1998. (5)
10.24        Residual Guarantee as of September 10, 1998 Re: Credit Agreement dated effective as of September 10, 1998 by and among Brazos Markets
             Development, L.P., as the Borrower, the several banks a party thereto from time to time and the Agent. (5)
10.25        Form of Outside Director's Stockholder Agreement (7)
10.26        Form of Director's Non-Qualified Stock Option Agreement (7)
10.27        Agreement and Plan of Merger, dated as of July 22, 1999, among Safeway,
             Inc., SI Merger Sub, Inc. and Randall's Food Markets, Inc. (8)
10.28        Voting Agreement, dated as of July 22, 1999, among Safeway Inc., SI
             Merger Sub, Inc. and RFM Acquisition LLC (8)
10.29        Voting Agreement, dated as of July 22, 1999, among Safeway Inc., SI
             Merger Sub, Inc. and Onstead Interest, Ltd. (8)
10.30        Voting Agreement, dated as of July 22, 1999, among Safeway Inc., SI
             Merger Sub, Inc. and R. Randall Onstead, Jr. (8)
10.31        Press release, dated July 23, 1999. (8)
12           Computation of Ratio of Earnings to Fixed Charges.
15.1         Letter in lieu of consent of Deloitte & Touche LLP, independent accountants (6)
16           Letter regarding change in certifying accountant. (1)
21           List of Subsidiaries of Randall's Food Markets, Inc.
23.1         Consent of Deloitte & Touche LLP, independent certified public accountants.
24           Powers of Attorney. (1)
27           Financial Data Schedule.


(1) Incorporated by reference to the Exhibits filed with Randall's Food Markets, Inc.'s Registration Statement on Form S-4 (Registration No. 333-35457) dated January 9, 1998.

(2) Incorporated by reference to the Exhibits filed with Randall's Food Markets, Inc.'s Registration Statement on Form S-8 dated January 13, 1998.

(3) Incorporated by reference to the Exhibits filed with Randall's Food Markets, Inc.'s Form 10-Q for the Quarter ended April 4, 1998

(4) Incorporated by reference to the Exhibits filed with Randall's Food Markets, Inc.'s Form 10-K for the Fiscal Year ended June 27, 1998

(5) Incorporated by reference to the Exhibits filed with Randall's Food Markets, Inc.'s Form 10-Q for the Quarter ended October 17, 1998

(6) Incorporated by reference to the Exhibits filed with Randall's Food Markets, Inc.'s Form 10-Q for the Quarter ended April 3, 1999

(7) Incorporated by reference to the Exhibits filed with Randall's Food Markets, Inc.'s Registration Statement on Form S-8 dated January 19, 1999.

(8) Incorporated by reference to the Exhibits filed with Randall's Food Markets, Inc.'s Form 8-K dated August 2, 1999.